Form 10-Q
period 2022-03-31
Kensington Capital Acquisition Corp. IV
filed 2022-05-17
CIK 1899287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to

KENSINGTON CAPITAL ACQUISITION CORP. IV
(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	001-41314	98-1591811
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1400 Old Country Road, Suite 301 Westbury, New York	11590
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (703)
674-6514
Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one Class A ordinary share, $0.0001 par value, one Class 1 redeemable warrant and one Class 2 redeemable warrant	KCAC.U	The New York Stock Exchange
Class A ordinary shares, $0.0001 par value	KCAC	The New York Stock Exchange
Class 1 redeemable warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50	KCAC.W	The New York Stock Exchange
Class 2 redeemable warrants, each exercisable for one Class A ordinary share at an exercise price of $11.50	KCAC.W	The New York Stock Exchange
New units, each consisting of one Class A ordinary share, $0.0001 par value and one Class 2 redeemable warrant	KCA.U	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes  ☒    No  ☐
As of
May 1
6
, 2022
, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 9,857,142 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. IV
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from March 19, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022, and for the period from March 19, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022, and for the period from March 19, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II. OTHER INFORMATION		22
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

i

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
KENSINGTON CAPITAL ACQUISITION CORP. IV
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$2,650,976	$77,151
Prepaid expenses	350,005	—

Total current assets	3,000,981	77,151
Investments held in Trust Account	230,032,549	—
Offering costs associated with initial public offering	—	307,243

Total Assets	$233,033,530	$384,394

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$71,138	$63,628
Accrued expenses	149,103	155,077
Note payable—related party	—	200,000

Total current liabilities	220,241	418,705
Derivative warrant liabilities	15,600,000	—
Deferred underwriting fees	8,050,000	—
Working Capital Loan—related party	200,000	—

Total liabilities	24,070,241	418,705
Commitments and Contingencies
Class A ordinary shares subject to possible redemption; 23,000,000 and -0- shares at redemption value of $10.00 per share at March 31, 2022 and December 31, 2021	230,000,000	—

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 9,857,142 shares issued and outstanding at March 31, 2022 and December 31, 2021	986	986
Additional paid-in capital	—	24,014
Accumulated deficit	(21,037,697)	(59,311)

Total shareholders’ deficit	(21,036,711)	(34,311)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$233,033,530	$384,394

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. IV
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2022	For The Period From March 19, 2021 (Inception) Through March 31, 2021
General and administrative expenses	$94,404	$25,822
Administrative expenses—related party	20,000	—

Loss from operations	(114,404)	(25,822)
Other income (expenses):
Change in fair value of derivative warrant liabilities	390,000	—
Income from investments held in Trust Account	32,549	—
Offering costs associated with derivative warrant liabilities	(563,980)	—

Total other income (expenses)	(141,431)	—

Net loss	$(255,835)	$(25,822)

Weighted average shares outstanding of Class A ordinary share, basic and diluted	7,155,556	—

Basic and diluted net loss per share, Class A ordinary share	$(0.02)	$—

Weighted average shares outstanding of Class B ordinary share, basic and diluted	8,971,428	659,341

Basic and diluted net loss per share, Class B ordinary share	$(0.02)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. IV
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For The Three Months Ended March 31, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	9,857,142	$986	$24,014	$(59,311)	$(34,311)
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,440,000	—	1,440,000
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	(1,464,014)	(20,722,551)	(22,186,565)
Net loss	—	—	—	—	—	(255,835)	(255,835)

Balance—March 31, 2022 (Unaudited)	—	$—	9,857,142	$986	$—	$(21,037,697)	$(21,036,711)

For The Period From March 19, 2021 (Inception) Through March 31, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance—March 19, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	9,857,142	986	24,014	—	25,000
Net loss	—	—	—	—	—	(25,822)	(25,822)

Balance—March 31, 2021 (Unaudited)	—	$—	9,857,142	$986	$24,014	$(25,822)	$(822)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. IV
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2022	For The Period From March 19, 2021 (Inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net loss	$(255,835)	$(25,822)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Change in fair value of derivative warrant liabilities	(390,000)
Offering costs associated with derivative warrant liabilities	563,980	—
Income from investments held in Trust Account	(32,549)
Changes in operating assets and liabilities:
Prepaid expenses	(350,005)	—
Accounts payable	57,510	—
Accrued expenses	(6,581)	822

Net cash used in operating activities	(413,480)	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)	—

Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	230,000,000	—
Proceeds received from private placement	8,000,000	—
Offering costs paid	(5,012,695)	—

Net cash provided by financing activities	232,987,305	—

Net change in cash	2,573,825	—
Cash—beginning of the period	77,151	—

Cash—end of the period	$2,650,976	$—

Supplemental disclosure of non-cash financing activities:
Offering costs included in accrued expenses	$126,000	$39,266
Deferred underwriting commissions	$8,050,000	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1. Description of Organization, Business Operations and Liquidation
Kensington Capital Acquisition Corp. IV (the “Company”) was incorporated on March 19, 2021, as a Cayman Islands exempted company. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 19, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below). The Company selected December 31 as its fiscal year end.
The Company’s sponsor is Kensington Capital Sponsor IV LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2022. On March 4, 2022, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting fees (see Note 5).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 16,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $0.50 per Private Placement Warrant to the Sponsor, generating proceeds of $8.0 million
(see

Note 4).
Each Unit consists of one Class A ordinary share, one Class 1 redeemable warrant (the “Class 1 Warrants”) and one Class 2 redeemable warrant (the “Class 2 Warrants”). Each whole Class 1 and Class 2 Warrant (together, the “Public Warrants”) entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Class 1 Warrants separated and began separately trading on the 52nd day following the date of the final prospectus in connection with the Initial Public Offering, or April 22, 2022. The separation of the Class 1 Warrant
s
resulted in a new unit upon such separation (the “New Unit”), comprising one Public Share and one Class 2 Warrant. That is, on such day, each Unit sold in the Initial Public Offering separated into: (i) one (1) Class 1 Warrant, and (ii) one (1) New Unit consisting of one (1) Class A ordinary share and one (1) Class 2 redeemable warrant. The Public Shares and attached Class 2 Warrants will begin separate trading upon consummation of the initial Business Combination only if the Public Shares are not redeemed by the holder. If the Public Shares are redeemed by the holder, the exercise period of the Class 2 Warrants will terminate upon completion of the initial Business Combination. Upon consummation of the initial Business Combination, for Class 2 Warrants that are not terminated because of redemption, there shall be no distinction between the Class 1 Warrants and the Class 2 Warrants. The Class 2 Warrants that exist post-Business Combination will become exercisable 30 days after the completion of the initial Business Combination, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation of the Company (see Note 7).
Upon the closing of the Initial Public Offering and Private Placement, $230.0 million ($10.00 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account
(the “Trust Account
”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide holders of its Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. If holders of Public Shares redeem their Public Shares prior to the consummation of the initial Business Combination, the Class 2 Warrants attached to such Public Shares will expire. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share), calculated as of two business days prior to the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable. The per-share
amount to be distributed to shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5).
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles”). In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. As such, the Public Shares are classified in temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place.
If a shareholder vote is not required by applicable law or stock exchange rule and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Memorandum and Articles, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange rule, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each holder of Public Shares may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote any Founder Shares (as defined below in Note 4) and any Public Shares held by them in favor of a Business Combination. In addition, the initial shareholders agreed to waive their redemption rights with respect to any Founder Shares and any Public Shares held by them in connection with the completion of a Business Combination.
The Memorandum and Articles provide that a holder of Public Shares, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Sponsor and the Company’s officers and directors (the “initial shareholders”) agreed, pursuant to a letter agreement with the Company, that they will not propose any amendment to the Memorandum and Articles (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
Business Combination activity, unless the Company provides the holders of Public Shares with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 4, 2024 (as such period may be extended pursuant to the Memorandum and Articles, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the rights of holders of Public Shares as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.
The initial shareholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only, or less than, $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this condensed financial statements. The condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.
Additionally, in February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Liquidity and Capital Resources
As of March 31, 2022, the Company had approximately $2.7 million in cash and working capital of approximately $2.8 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4) and loan proceeds under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on March 4, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022, there w as
 $200,000 outstanding principal under the Working Capital Loan.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Current Report on Form
8-K
filed by the Company with the SEC on March 2, 2022 and March 10, 2022, respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had
no cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including units and issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed
at the end of each reporting period. Derivative warrant liabilities were classified as non- current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class 1 Warrants and Private Placement Warrants were recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and will adjust the instruments to fair value at each reporting period, with changes in fair value recognized in earnings, until exercised or expiration. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Class 1 Warrants issued in connection with the Initial Public Offering were initially estimated using a Monte Carlo simulation model. For periods where no observable traded price is available, the fair value continues to be estimated using a Monte Carlo simulation. The fair value of the Private Placement Warrants is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Working Capital Loan—Related Party
The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings and losses. When an embedded derivative is bifurcated, the initial fair value of the embedded derivative generally creates a discount to the loan host instrument, which is subsequently amortized to interest expense over the life of the debt. Any bifurcated embedded derivative is presented combined with the loan host instrument in the accompanying condensed balance sheets.
Working Capital Loans (as defined in Note 4) may be converted into warrants of the post Business Combination entity at a price of $0.50 per warrant, at the option of the holder. The warrants obtained from conversion will be identical to the Private Placement Warrants. The embedded conversion option is not clearly and closely related to the debt host instrument and was bifurcated from the loan host instrument, with a de minimis value, and classified on a combined basis with the loan host instrument in Working Capital Loan – related party in the accompanying condensed balance sheets.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to the carrying value of temporary equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
As discussed in Note 1, all of the 23,000,000 Class A ordinary shares sold as parts of the Units in the Initial Public Offering (or Public Shares) contain a redemption feature. In accordance with the ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Public Shares as temporary equity. Under ASC 480, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the Public Shares to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of the redeemable Public Shares resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 31, 2022, the carrying value of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Class 1 Warrants	(9,430,000)
Issuance costs allocated to Class A ordinary shares	(12,756,565)
Plus:
Remeasurement of carrying value to redemption value	22,186,565

Class A ordinary shares subject to possible redemption	$230,000,000

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 or 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Loss per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 62,000,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Though the contingency was satisfied, the Company had losses for the three months ended March 31, 2022 and for the period from March 19, 2021 (inception) through March 31, 2021. Remeasurement of the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For The Three Months Ended March 31, 2022		For The Period From March 19, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(113,514)	$(142,321)	$(25,822)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,155,556	8,971,428	659,341

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$(0.04)

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Note 3. Initial Public Offering
On March 4, 2022, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting fees.
Each Unit consists of one Class A ordinary share, one Class 1 Warrant and one Class 2 Warrant. Each whole Class 1 and Class 2 Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6). The warrants will become exercisable 30 days after the completion of the initial Business Combination and will (except for Class 2 Warrants attached to Class A ordinary shares that are redeemed prior to the consummation of the initial Business Combination, which Class 2 warrants will expire upon redemption of such shares) expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. As a result, if a holder of Public Shares redeems such Public Shares prior to the consummation of the initial Business Combination, the Class 2 Warrants attached to such Public Shares will expire.
The Class 1 and Class 2 Warrants have similar terms, except that the Class 1 Warrants separated and began separately trading on the 52nd day following the date of the effective date of the prospectus in connection with the Initial Public Offering, or April 22, 2022. The New Units resulting from such separation (each such New Unit consisting of one Class A ordinary share and one Class 2 Warrant) will not separate into Class A ordinary shares and redeemable warrants until consummation of the initial Business Combination.
Note 4. Related Party Transactions
Founder Shares
In March 2021, the Sponsor paid $25,000 for certain offering costs on behalf of the Company in exchange for issuance of 9,857,142 of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). Shares and the associated amounts have been retroactively restated to reflect the share issue of Class B ordinary shares on November 30, 2021, resulting in an aggregate of 9,857,142 Class B ordinary shares outstanding. The initial shareholders agreed to forfeit up to 1,285,714 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares will represent 30.0% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on March 4, 2022; thus, these 1,285,714 Founder Shares were no longer subject to forfeiture.
The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalization, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 16,000,000 Private Placement Warrants, at a price of $0.50 per Private Placement Warrant to the Sponsor, generating proceeds of $8.0 million.
Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.
Related Party Loans
The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, dated on March 24, 2021 that was later amended on November 16, 2021 (the “Note”). This loan was non
-interest
bearing and payable upon the completion of the Initial Public Offering; provided that amounts due under the Note were, at the option of the Sponsor, convertible into Working Capital Loans (as defined below). The Company borrowed $200,000 under the Note and the Sponsor elected to convert the Note into a Working Capital Loan on March 4, 2022.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, and December 31, 2021
,
$200,000
and $0 was drawn on the Working Capital Loan, respectively.
Service Agreement
On March 1, 2022, the Company entered into an agreement (the “Service Agreement”) with DEHC LLC, an affiliate of the Company’s Chief Financial Officer, pursuant to which the Company agreed to pay service and administrative fees of $20,000 per month to DEHC LLC for 18 months commencing on the date of consummation of the Initial Public Offering. Upon completion of the initial Business Combination, any portion of the amounts due that have not yet been paid will accelerate. For the three months ended March 31, 2022, the Company incurred $20,000 under this agreement. As of March 31, 2022 and December 31, 2021, the Company had no accrued amounts for services in connection with such agreement on the accompanying condensed balance sheets.
The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers, directors or their affiliates.
Note 5. Commitments and Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition, the underwriters’ right to receive up to one-half
of such amount is subject to forfeiture by the underwriters on a dollar-for-dollar
basis in the event of any redemptions in the initial Business Combination.
Note 6. Redeemable Class A Ordinary Shares and Shareholders’ Deficit
Preference Shares —The Company
 is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022, there were
23,000,000
Class A ordinary shares issued and outstanding, all of which were issued as part of the Units and subject to possible redemption and accordingly are classified outside of permanent equity in the accompanying condensed balance sheets. As of December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
—The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 9,857,142 Class B ordinary shares issued and outstanding. Of the 9,857,142 Class B ordinary shares outstanding, an aggregate of up to 1,285,714 Class B ordinary shares were subject to forfeiture to the Company by the initial shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the percentage of Founder Shares will equal 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on March 4, 2022; thus, these 1,285,714 Founder Shares were no longer subject to forfeiture.
Shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders; provided that, prior to the completion of the initial Business Combination, holders of the Class B ordinary shares will have the right to elect all of the Company’s directors and remove members of the Company’s board of directors for any reason. Prior to the completion of the initial Business Combination, only holders of the Class B ordinary shares will have the right to vote on the Company’s appointment of directors. Holders of the Public Shares will not be entitled to vote on the Company’s appointment of directors during such time. In addition, prior to the completion of the initial Business Combination, holders of a majority of the outstanding Class B ordinary shares may remove a member of the Company’s board of directors for any reason. These provisions of the Memorandum and Articles may only be amended by a resolution passed by at least two-thirds
(2/3) of all holders (which must include a simple majority of the holders of Class B ordinary shares). With respect to any other matter submitted to a vote of the Company’s shareholders, including any vote in connection with the initial Business Combination, holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holders, on a one-for-one
basis, subject to adjustment for share
sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as described herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Proposed Offering and related to the closing of the initial Business Combination, including pursuant to a specified future issuance, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 30% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued or issuable to any seller in the initial Business Combination).

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7. Warrants

As of March 31, 2022, the Company has 46,000,000 Public Warrants (including 23,000,000 freestanding Class 1 Warrants and 23,000,000 Class 2 Warrants which are attached to the Public Shares), and 16,000,000 Private Placement Warrants outstanding. As of December 31, 2021, there were no Class 1 Warrants, Class 2 Warrants, or Private Placement Warrants issued or outstanding.
The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the warrant agreement). The Company agreed that as soon as practicable, but in no event later than 20 business days, after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a post-effective amendment to the of which the final prospectus in connection with the Initial Public Offering forms part or a new registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed; provided, that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but it will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will (except for Class 2 warrants attached to shares that are redeemed in connection with the initial Business Combination, which Class 2 warrants will expire upon redemption of such shares) expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
The warrants have an exercise price of $11.50 per share, subject to adjustments. In addition, if (x) the Company issues additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (as adjusted for share sub-divisions,
share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Sponsor, initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of each warrant will be adjusted (to the nearest cent) such that the effective exercise price per full share will be equal to 115% of the higher of (i) the Market Value and (ii) the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of (i) the Market Value and (ii) the Newly Issued Price.
The Private Placement Warrants are identical to the Class 1 Warrants, except that (1) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants are non-redeemable
(except as described below) so long as they are held by the Sponsor or its permitted transferees, (3) the Private Placement Warrants may be exercised by the holders on a cashless basis and (4) the holders of the Private Placement Warrants (including with respect to the ordinary shares issuable upon exercise of the Private Placement Warrants) are entitled to registration rights. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.
Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•
if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within the
30-trading
day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares (or a security other than the Class A ordinary shares into which the Class A ordinary shares have been converted or exchanged for in the event the Company is not the surviving company in the initial Business Combination) issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.
If the Company calls the Public Warrants for redemption as described above, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”.
Note 8. Fair Value Measurements
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2022, by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities (1)	$230,030,808	$—	$—
Liabilities:
Derivative warrant liabilities—Class 1 Warrants	$—	$—	$9,200,000
Derivative warrant liabilities—Private Placement Warrants	$—	$—	$6,400,000

(1)	Excludes $1,741 of cash balance held within the Trust Account
As of December 31, 2021, there were no assets or liabilities that were measured at fair value on a recurring basis.
Transfers to/from Levels 1, 2, and 3 will be recognized at the beginning of the reporting period.
The fair value of the Class 1 Warrants and the Private Placement Warrants were measured using a Monte Carlo simulation model and Black-Scholes Option Pricing Method, respectively. The estimated fair value of the Class 1 Warrants and the Private Placement Warrants were determined using Level 3 inputs. Inherent in a Monte Carlo simulation model and Black-Scholes Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the instruments. The expected life of the instruments are assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
As of March 31, 2022, the estimated aggregate fair value of the embedded derivative within the Working Capital Loan is approximately $7.0, based on a discounted cash flow approach and utilizing an option pricing model to value the conversion feature, with key assumptions including expected volatility of 7.5%, a discount rate of 9.67%, an estimated term of 11 months, warrant value of $0.40 per Private Placement Warrant and risk-free rates of 1.63%. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumption about the assumptions a market participant would use in pricing the embedded feature. The embedded conversion option is not clearly and closely related to the debt host instrument and was bifurcated from the loan host instrument, with a de minimis value, and classified on a combined basis with the loan host instrument in Working Capital Loan – related party in the accompanying condensed balance sheets.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the outstanding warrants at their measurement dates:

	As of March 4, 2022	As of March 31, 2022
Exercise price	$11.50	$11.50
Stock price	$9.18	$9.22
Term (years)	6.0	6.0
Volatility	8.9%	7.5%
Risk-free rate	1.87%	2.41%
Dividend yield	0.0%	0.0%
Note 9. Subsequent Events
On May 11, 2022, the Company (which shall transfer by way of continuation to and domesticate as a Delaware corporation prior to the closing of the Proposed Transactions (as defined below)), Kensington Capital Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), and Amprius Technologies, Inc., a Delaware corporation (“Amprius”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which, among other things, Merger Sub will be merged with and into Amprius (the “Merger” and together with the other transactions related thereto, the “Proposed Transactions”), with Amprius surviving the Merger as a wholly owned subsidiary of the Company. The terms of the Business Combination Agreement, which contains customary representations and warranties, covenants, closing conditions, and other terms relating to the Merger and the other transactions contemplated thereby, are summarized in the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2022.
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “Kensington Capital Acquisition Corp. IV,” “our,” “us” or “we” refer to Kensington Capital Acquisition Corp. IV. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.
Overview
We are a blank check company incorporated as a Cayman Islands exempted company and incorporated on March 19, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of March 31, 2022, we had not commenced any operations. All activity for the period from March 19, 2021 (inception) through March 31, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. We will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We generate non-operating
income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below). We have selected December 31 as its fiscal year end.
Our sponsor is Kensington Capital Sponsor IV LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 1, 2022. On March 4, 2022, we consummated our Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting fees (see Note 5).
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 16,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $0.50 per Private Placement Warrant to the Sponsor, generating proceeds of $8.0 million (see Note 4).
Upon the closing of the Initial Public Offering and Private Placement, $230.0 million ($10.00 per Unit) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement, was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 4, 2024 (as such period may be extended pursuant to the Memorandum and Articles, the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, net of taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the rights of holders of Public Shares as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.
Liquidity and Capital Resources
As of March 31, 2022, we had approximately $2.7 million in cash and working capital of approximately $2.8 million.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of us in exchange for issuance of Founder Shares (as defined in Note 4) and loan proceeds under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on March 4, 2022. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of March 31, 2022, there was $200,000 outstanding principal under the Working Capital Loan.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this condensed financial statements. The condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity from March 19, 2021 (inception) through March 31, 2022, was in preparation for an Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended March 31, 2022, we had a net loss of approximately $256,000, which consisted of a non-cash
gain of approximately $390,000 for the change in fair value of derivative warrant liabilities, and approximately $33,000 of income from investments held in the Trust Account, partly offset by approximately $94,000 in general and administrative expenses, approximately $564,000 in offering costs associated with derivative warrant liabilities and $20,000 in administrative expenses—related party.
For the period from March 19, 2021 (inception) through March 31, 2021, we had a net loss of approximately $26,000, which consisted solely of general and administrative expenses.
Contractual Obligations
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement
The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In addition, the underwriters’ right to receive up to one-half
of such amount is subject to forfeiture by the underwriters on a dollar-for-dollar
basis in the event of any redemptions in the initial Business Combination.
Service Agreement
On March 1, 2022, the Company entered into an agreement (the “Service Agreement”) with DEHC LLC, an affiliate of the Company’s Chief Financial Officer, pursuant to which the Company agreed to pay service and administrative fees of $20,000 per month to DEHC LLC for 18 months commencing on the date of consummation of the Initial Public Offering. Upon completion of the initial Business Combination, any portion of the amounts due that have not yet been paid will accelerate.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including units and issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, will be re-assessed
at the end of each reporting period. Derivative warrant liabilities were classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
The Class 1 Warrants and Private Placement Warrants were recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value and will adjust the instruments to fair value at each reporting period, with changes in fair value recognized in earnings, until exercised or expiration. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Class 1 Warrants issued in connection with the Initial Public Offering were initially estimated using a Monte Carlo simulation model. For periods where no observable traded price is available, the fair value continues to be estimated using a Monte Carlo simulation. The fair value of the Private Placement Warrants is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loan—Related Party
The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings and losses. When an embedded derivative is bifurcated, the initial fair value of the embedded derivative generally creates a discount to the loan host instrument, which is subsequently amortized to interest expense over the life of the debt. Any bifurcated embedded derivative is presented combined with the loan host instrument in the accompanying condensed balance sheets.
Working Capital Loans (as defined in Note 4) may be converted into warrants of the post Business Combination entity at a price of $0.50 per warrant, at the option of the holder. The warrants obtained from conversion will be identical to the Private Placement Warrants. The embedded conversion option is not clearly and closely related to the debt host instrument and was bifurcated from the loan host instrument, with a de minimis value, and classified on a combined basis with the loan host instrument in Working Capital Loan – related party in the accompanying condensed balance sheets.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to the carrying value of temporary equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
As discussed in Note 1, all of the 23,000,000 Class A ordinary shares sold as parts of the Units in the Initial Public Offering (or Public Shares) contain a redemption feature. In accordance with the ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Public Shares as temporary equity. Under ASC 480, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the Public Shares to equal the redemption value at the end of each reporting period. This method views the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of the redeemable Public Shares resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Loss per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 62,000,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Though the contingency was satisfied, the Company had losses for the three months ended March 31, 2022 and for the period from March 19, 2021 (inception) through March 31, 2021. Remeasurement of the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As such, our condensed financial statements may not be comparable to companies that comply with public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus relating to our Initial Public Offering filed with the SEC on March 2, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales
On March 31, 2021, the Sponsor purchased 7,475,000 of the Company’s Class B ordinary shares, par value $0.0001 per share, for an aggregate purchase price of $25,000, or approximately $0.0033 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On November 30, 2021, the Company effected a share issue of 2,382,142 Class B ordinary shares, resulting in an increase in the total number of Class B ordinary shares outstanding from 7,475,000 to 9,857,142.
On March 4, 2022, the Sponsor purchased 16,000,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $0.50 per warrant ($8,000,000 in the aggregate), in the Private Placement that closed simultaneously with the closing of the Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the warrants underlying the Units sold in the Initial Public Offering, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants are exercisable on a cashless basis and are non-redeemable
so long as they are held by the initial purchaser or its permitted transferees.
No underwriting discounts or commissions were paid with respect to such unregistered sales.
Use of Proceeds
On March 4, 2022, the Company consummated its Initial Public Offering of 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters exercising their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $230,000,000. UBS Securities LLC and Stifel, Nicolaus & Company, Incorporated acted as the joint-book running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-262266).
The SEC declared registration statement
No. 333-262266
effective on March 1, 2022.
Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the Private Placement Warrants, $230,000,000 was placed in the Trust Account.
The Company paid a total of $4,600,000 underwriting discounts and commissions and approximately $700,000 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $8,050,000 in underwriting discounts and commissions.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

KENSINGTON CAPITAL ACQUISITION CORP. IV

Date: May 16, 2022	By:	/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chief Executive Officer
(Principal Executive Officer)