Form 10-Q
period 2022-06-30
Kensington Capital Acquisition Corp. IV
filed 2022-08-12
CIK 1899287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
.    Yes  ☒    No  ☐
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
12b-2
of the Exchange Act).    Yes   ☒    No  ☐
As of August
12
, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 9,857,142 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. IV
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from March 19, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from March 19, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022, and for the period from March 19, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
KENSINGTON CAPITAL ACQUISITION CORP. IV
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$1,966,389	$77,151
Prepaid expenses	223,380	—

Total current assets	2,189,769	77,151
Prepaid expenses - long-term	108,333	—
Investments held in Trust Account	230,294,899	—
Offering costs associated with initial public offering	—	307,243

Total Assets	$232,593,001	$384,394

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$29,673	$63,628
Accrued expenses	1,154,373	155,077
Note payable - related party	—	200,000

Total current liabilities	1,184,046	418,705
Derivative warrant liabilities	11,310,000	—
Deferred underwriting fees	8,050,000	—
Working Capital Loan - related party	200,000	—

Total liabilities	20,744,046	418,705
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption; 23,000,000 and -0- shares at redemption value of $10.008 and $10.000 per share at June 30, 2022 and December 31, 2021, respectively	230,194,899	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 100,000,000 shares authorized; no non-redeemable shares issued or outstanding at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 9,857,142 shares issued and outstanding at June 30, 2022 and December 31, 2021	986	986
Additional paid-in capital	—	24,014
Accumulated deficit	(18,346,930)	(59,311)

Total shareholders’ deficit	(18,345,944)	(34,311)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$232,593,001	$384,394

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. IV
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For The Six Months Ended June 30, 2022	For The Period From March 19, 2021 (Inception) Through June 30, 2021
	For The Three Months Ended June 30,
	2022	2021
General and administrative expenses	$1,611,750	$10,102	$1,706,154	$35,924
Administrative expenses - related party	60,000	—	80,000	—

Loss from operations	(1,671,750)	(10,102)	(1,786,154)	(35,924)
Other income (expenses):
Change in fair value of derivative warrant liabilities	4,290,000	—	4,680,000	—
Income from investments held in Trust Account	262,416	—	294,965	—
Offering costs associated with derivative warrant liabilities	338	—	(563,642)	—

Total other income (expenses)	4,552,754	—	4,411,323	—

Net income (loss)	$2,881,004	$(10,102)	$2,625,169	$(35,924)

Weighted average shares outstanding of Class A ordinary share, basic and diluted	23,000,000	—	15,121,547	—

Basic net income per share, Class A ordinary share	$0.09	$—	$0.11	$—

Diluted net income per share, Class A ordinary share	$0.09	$—	$0.11	$—

Weighted average shares outstanding of Class B ordinary share, basic	9,857,142	8,571,428	9,416,732	7,582,417

Weighted average shares outstanding of Class B ordinary share, diluted	9,857,142	9,857,142	9,857,142	8,719,779

Basic net income (loss) per share, Class B ordinary share	$0.09	$(0.00)	$0.11	$(0.00)

Diluted net income (loss) per share, Class B ordinary share	$0.09	$(0.00)	$0.11	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. IV
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For The Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	9,857,142	$986	$24,014	$(59,311)	$(34,311)
Excess of cash received over fair value of private placement warrants	—	—	—	—	1,440,000	—	1,440,000
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(1,464,014)	(20,722,551)	(22,186,565)
Net loss	—	—	—	—	—	(255,835)	(255,835)

Balance - March 31, 2022 (Unaudited)	—	—	9,857,142	986	—	(21,037,697)	(21,036,711)
Remeasurement of Class A ordinary shares subject to possible redemption amount (reduction of offering cost)	—	—	—	—	—	4,662	4,662
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	(194,899)	(194,899)
Net income	—	—	—	—	—	2,881,004	2,881,004

Balance - June 30, 2022 (Unaudited)	—	$—	9,857,142	$986	$—	$(18,346,930)	$(18,345,944)

For the Three Months Ended June 30, 2021 and For The Period From March 19, 2021 (Inception) Through June 30, 2021

	Ordinary Shares				Additional Paid-in Capital		Total Shareholders’ Deficit
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance - March 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	9,857,142	986	24,014	—	25,000
Net loss	—	—	—	—	—	(25,822)	(25,822)

Balance - March 31, 2021 (Unaudited)	—	—	9,857,142	986	24,014	(25,822)	(822)
Net loss	—	—	—	—	—	(10,102)	(10,102)

Balance - June 30, 2021 (Unaudited)	—	$—	9,857,142	$986	$24,014	$(35,924)	$(10,924)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KENSINGTON CAPITAL ACQUISITION CORP. IV
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2022	For The Period From March 19, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,625,169	$(35,924)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
Change in fair value of derivative warrant liabilities	(4,680,000)
Offering costs associated with derivative warrant liabilities	563,642	—
Income from investments held in Trust Account	(294,899)
Changes in operating assets and liabilities:
Prepaid expenses	(331,713)	—
Accounts payable	16,045	10,924
Accrued expenses	1,124,689	—

Net cash used in operating activities	(977,067)	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(230,000,000)	—

Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	230,000,000	—
Proceeds received from private placement	8,000,000	—
Offering costs paid	(5,133,695)	—

Net cash provided by financing activities	232,866,305	—

Net change in cash	1,889,238	—
Cash - beginning of the period	77,151	—

Cash - end of the period	$1,966,389	$—

Supplemental disclosure of non-cash financing activities:
Offering costs included in accounts payable	$—	$25,000
Offering costs included in accrued expenses	$—	$39,266
Deferred underwriting commissions	$8,050,000	$—
Remeasurement of Class A ordinary shares subject to possible redemption	$194,899	$—
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 19, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below). The Company selected December 31 as its fiscal year end.
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
Each Unit consists of one Class A ordinary share, one Class 1 redeemable warrant (the “Class 1 Warrants”) and one Class 2 redeemable warrant (the “Class 2 Warrants”). Each whole Class 1 and Class 2 Warrant (together, the “Public Warrants”) entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Class 1 Warrants separated and began separately trading on the 52nd day following the date of the final prospectus in connection with the Initial Public Offering, or April 22, 2022. The separation of the Class 1 Warrants resulted in a new unit upon such separation (the “New Unit”), comprising one Public Share and one Class 2 Warrant. That is, on such day, each Unit sold in the Initial Public Offering separated into: (i) one (1) Class 1 Warrant, and (ii) one (1) New Unit consisting of one (1) Class A ordinary share and one (1) Class 2 redeemable warrant. The Public Shares and attached Class 2 Warrants will begin separate trading upon consummation of the initial Business Combination only if the Public Shares are not redeemed by the holder. If the Public Shares are redeemed by the holder, the exercise period of the Class 2 Warrants will terminate upon completion of the initial Business Combination. Upon consummation of the initial Business Combination, for Class 2 Warrants that are not terminated because of redemption, there shall be no distinction between the Class 1 Warrants and the Class 2 Warrants. The Class 2 Warrants that exist post-Business Combination will become exercisable 30 days after the completion of the initial Business Combination, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation of the Company (see Note 7).
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

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of June 30, 2022, the Company had approximately $2.0 million in cash and working capital of approximately $1.0 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4) and loan proceeds under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on March 4, 2022. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022, there was $200,000 outstanding principal under the Working Capital Loan.
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

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Amprius Business Combination
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
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Working Capital Loan-Related Party
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
Working Capital Loans (as defined in Note 4) may be converted into warrants of the post Business Combination entity at a price of $0.50 per warrant, at the option of the holder. The warrants obtained from conversion will be identical to the Private Placement Warrants. The embedded conversion option is not clearly and closely related to the debt host instrument and was bifurcated from the loan host instrument, with a de minimis value, and classified on a combined basis with the loan host instrument in Working Capital Loan—related party in the accompanying condensed balance sheets.
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

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2022 and March 31, 2022, the carrying values of Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Fair value of Public Warrants at issuance	(9,430,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(12,756,565)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption amount	22,186,565

Class A ordinary shares subject to possible redemption, March 31, 2022	230,000,000
Less:
Remeasurement of Class A ordinary shares subject to possible redemption amount (reduction of offering costs)	(4,662)
Plus:
Reduction of offering costs allocated to Class A ordinary shares subject to possible redemption	4,662
Remeasurement of Class A ordinary shares subject to possible redemption amount	194,899

Class A ordinary shares subject to possible redemption, June 30, 2022	$230,194,899

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 or 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) per Ordinary Share
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 62,000,000
Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Though the contingency was satisfied, the Company had net income
 (
loss
)
for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from March 19, 2021 (inception) through June 30, 2021. Remeasurement of the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

						For The Period From March 19, 2021 (Inception) Through June 30, 2021
	For The Three Months Ended June 30			For The Six Months Ended June 30, 2022
	2022		2021
	Class A	Class B	Class B	Class A	Class B	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss), basic	$2,016,703	$864,301	$(10,102)	$1,617,743	$1,007,426	$(35,924)
Allocation of net income (loss), diluted	$2,016,703	$864,301	$(10,102)	$1,589,219	$1,035,950	$(35,924)
Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	9,857,142	8,571,428	15,121,547	9,416,732	7,582,417
Diluted weighted average ordinary shares outstanding	23,000,000	9,857,142	9,857,142	15,121,547	9,857,142	8,719,779

Basic net income (loss) per ordinary share	$0.09	$0.09	$(0.00)	$0.11	$0.11	$(0.00)

Diluted net income (loss) per ordinary share	$0.09	$0.09	$(0.00)	$0.11	$0.11	$(0.00)

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

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Related Party Loans
The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, dated on March 24, 2021 that was later amended on November 16, 2021 (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering; provided that amounts due under the Note were, at the option of the Sponsor, convertible into Working Capital Loans (as defined below). The Company borrowed $200,000 under the Note and the Sponsor elected to convert the Note into a Working Capital Loan on March 4, 2022.
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans could be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $0.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022, and December 31, 2021, $200,000 and $0 was drawn on the Working Capital Loan, respectively.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Service Agreement
On March 1, 2022, the Company entered into an agreement (the “Service Agreement”) with DEHC LLC, an affiliate of the Company’s Chief Financial Officer, pursuant to which the Company agreed to pay service and administrative fees of $20,000 per month to DEHC LLC for 18 months commencing on the date of consummation of the Initial Public Offering. Upon completion of the initial Business Combination, any portion of the amounts due that have not yet been paid will accelerate. For the three and six months ended June 30, 2022, the Company incurred $60,000 and $80,000, respectively, under this agreement. As of June 30, 2022 and December 31, 2021, the Company had no accrued amounts for services in connection with such agreement on the accompanying condensed balance sheets.
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
Note 6. Redeemable Class A Ordinary Shares and Shareholders’ Deficit
Preference Shares
-The
Company
is authorized to issue 1,000,000 preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The
Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022, there were 23,000,000 Class A ordinary shares issued and outstanding, all of which were issued as part of the Units and subject to possible redemption and accordingly are classified outside of permanent equity in the accompanying condensed balance sheets. As of December 31, 2021, there were no shares of Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
-The
Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 9,857,142 Class B ordinary shares issued and outstanding. Of the 9,857,142 Class B ordinary shares outstanding, an aggregate of up to 1,285,714 Class B ordinary shares were subject to forfeiture to the Company by the initial shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the percentage of Founder Shares will equal 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised the over-allotment on March 4, 2022; thus, these 1,285,714 Founder Shares were no longer subject to forfeiture.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7. Warrants
As of June 30, 2022, the Company has 46,000,000 Public Warrants (including 23,000,000 freestanding Class 1 Warrants and 23,000,000 Class 2 Warrants which are attached to the Public Shares), and 16,000,000 Private Placement Warrants outstanding. As of December 31, 2021, there were no
Class 1 Warrants, Class 2 Warrants, or Private Placement Warrants issued or outstanding.
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

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Private Placement Warrants are identical to the Class 1 Warrants, except that (1) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants are non-redeemable,
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
Note 8. Fair Value Measurements
The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2022, by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities (1)	$230,291,764	$—	$—
Liabilities:
Derivative warrant liabilities-Class 1 Warrants	$6,670,000	$—	$—
Derivative warrant liabilities-Private Placement Warrants	$—	$—	$4,640,000

(1)	Excludes $3,135 of cash balance held within the Trust Account
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of Class 1 Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement as a result of the Class 1 Warrants being separately listed and traded in April 2022.
Level 1 assets include investments in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
For periods where no observable traded price is available, the fair value of the Class 1 Warrants has been estimated using a Monte Carlo simulation. The estimated fair value of the Private Placement Warrants is determined using Black-Scholes option pricing model.
The estimated fair value of the Private Placement Warrants and the initial fair value of the Class 1 Warrants were measured using Black-Scholes Option Pricing Method and a Monte Carlo simulation model, respectively. The estimated fair value of the Class 1 Warrants and the Private Placement Warrants were determined using Level 3 inputs. Inherent in a Monte Carlo simulation model and Black-Scholes Option Pricing Method are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the instruments. The expected life of the instruments are assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
As of June 30, 2022, the estimated aggregate fair value of the embedded derivative within the Working Capital Loan is $0, based on a discounted cash flow approach and utilizing an option pricing model to value the conversion feature, with key assumptions including expected volatility of 5.1%, a discount rate of 14.95%, an estimated term of 8 months, warrant value of $0.29 per Private Placement Warrant and risk-free rates of 2.80%. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumption about the assumptions a market participant would use in pricing the embedded feature. The embedded conversion option is not clearly and closely related to the debt host instrument and was bifurcated from the loan host instrument, with a de minimis value, and classified on a combined basis with the loan host instrument in Working Capital Loan—related party in the accompanying condensed balance sheets.

KENSINGTON CAPITAL ACQUISITION CORP. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the outstanding warrants at their measurement dates:

	As of June 30, 2022	As of March 4, 2022
Exercise price	$11.50	$11.50
Stock price	$9.32	$9.18
Term (years)	5.6	6.0
Volatility	5.1%	8.9%
Risk-free rate	3.02%	1.87%
Dividend yield	0.0%	0.0%
The change in the fair value of the derivative liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$—
Issuance of Class 1 Warrants and Private Warrants - Level 3	15,990,000
Change in fair value of derivative warrant liabilities	(390,000)

Derivative warrant liabilities at March 31, 2022	15,600,000
Transfer of Class 1 Warrants to Level 1	(9,200,000)
Change in fair value of derivative warrant liabilities	(1,760,000)

Derivative warrant liabilities at June 30, 2022	$4,640,000

Note 9. Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the
unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

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
As of June 30, 2022, we had not commenced any operations. All activity for the period from March 19, 2021 (inception) through June 30, 2022 relates to our formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, its search for a Business Combination. We will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We generate non-operating
income from the proceeds derived from the Initial Public Offering and placed in a Trust Account (as defined below). We have selected December 31 as its fiscal year end.
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
Liquidity and Capital Resources
As of June 30, 2022, we had approximately $2.0 million in cash and working capital of approximately $1.0 million.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain expenses on behalf of us in exchange for issuance of Founder Shares (as defined in Note 4) and loan proceeds under the Note (as defined in Note 4), which was converted into a Working Capital Loan (as defined in Note 4) on March 4, 2022. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 4). As of June 30, 2022, there was $200,000 outstanding principal under the Working Capital Loan.
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
Results of Operations
Our entire activity from March 19, 2021 (inception) through June 30, 2022, was in preparation for an Initial Public Offering. We will not generate any operating revenues until the closing and completion of our initial Business Combination, at the earliest.
For the three months ended June 30, 2022, we had a net income of approximately $2.9 million, which consisted of a non-cash
gain of approximately $4.3 million for the change in fair value of derivative warrant liabilities, and approximately $262,000 of income from investments held in the Trust Account, partly offset by approximately $1.6 million in general and administrative expenses, and $60,000 in administrative expenses-related party.

For the three months ended June 30, 2021, we had a net loss of approximately $10,000, which consisted solely of general and administrative expenses.
For the six months ended June 30, 2022, we had a net income of approximately $2.6 million, which consisted of a non-cash
gain of approximately $4.7 million for the change in fair value of derivative warrant liabilities, and approximately $295,000 of income from investments held in the Trust Account, partly offset by approximately $1.7 million in general and administrative expenses, approximately $564,000 in offering costs associated with derivative warrant liabilities and $80,000 in administrative expenses-related party.
For the period from March 19, 2021 (inception) through June 30, 2021, we had a net loss of approximately $36,000, which consisted solely of general and administrative expenses.
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
Working Capital Loan-Related Party
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
Working Capital Loans (as defined in Note 4) may be converted into warrants of the post Business Combination entity at a price of $0.50 per warrant, at the option of the holder. The warrants obtained from conversion will be identical to the Private Placement Warrants. The embedded conversion option is not clearly and closely related to the debt host instrument and was bifurcated from the loan host instrument, with a de minimis value, and classified on a combined basis with the loan host instrument in Working Capital Loan—related party in the accompanying condensed balance sheets.
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
Net Income (Loss) per Ordinary Share
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 62,000,000 Class A ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. The Company has considered the effect of Class B ordinary shares that were excluded from the weighted average number of basic shares outstanding as they were contingent on the exercise of over-allotment option by the underwriters. Though the contingency was satisfied, the Company had net income (loss) for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from March 19, 2021 (inception) through June 30, 2021. Remeasurement of the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

†2.1	Business Combination Agreement dated as of May 11, 2022 by and among the Company, Merger Sub and Amprius (filed as Exhibit 2.1 to the Current Report on Form 8-K dated May 11, 2022 and incorporated by reference herein).

10.1	Sponsor Support Agreement dated as of May 11, 2022 by and among the Company, the Sponsor and Amprius (filed as Exhibit 10.1 to the Current Report on Form 8-K dated May 11, 2022 and incorporated by reference herein).

10.2	Stockholder Support Agreement dated as of May 11, 2022 by and among the Company and the persons named therein (filed as Exhibit 10.2 to the Current Report on Form 8-K dated May 11, 2022 and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be finished to the SEC upon request.
*	Filed herewith.
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

KENSINGTON CAPITAL ACQUISITION CORP. IV

Date: August 12, 2022	By:	/s/ Justin Mirro
	Name:	Justin Mirro
	Title:	Chief Executive Officer
(Principal Executive Officer)