Form 10-Q
period 2022-09-30
Amprius Technologies, Inc.
filed 2022-11-14
CIK 1899287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 001-04321
_______________________
AMPRIUS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
_______________________

Delaware	98-1591811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1180 Page Avenue, Fremont, California	94538
(Address of Principal Executive Offices)	(Zip Code)
(800) 425-8803
Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	AMPX	The New York Stock Exchange
Redeemable warrants, each exercisable for one share of common stock at an exercise price of $11.50	AMPX.W	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 4, 2022, the registrant had 84,468,087 shares of common stock, par value $0.0001, outstanding.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q of Amprius Technologies, Inc. (f/k/a Kensington Capital Acquisition Corp. IV, “Amprius,” the “Company,” “we,” “us,” or “our”) and in documents incorporated herein by reference may constitute “forward-looking statements” for purposes of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our and our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:
•the expected benefits of the Business Combination as defined below;
•our financial and business performance, including financial and business metrics;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•our ability to develop a high-volume manufacturing line and otherwise scale in a cost-effective manner;
•the expected addressable market for our products;
•developments relating to our competitors and industry;
•the impact of health epidemics, including the COVID-19 pandemic, on our business and the actions we may take in response thereto;
•our expectations regarding its ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for its operations;
•our business, expansion plans and opportunities; and
•the outcome of any known and unknown litigation and regulatory proceedings.
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•our ability to execute our business model, including scaling production and the increase in addressable market for its products and services;
•our ability to raise capital;
•the outcome of any legal proceedings that may be instituted against us;
•the ability to maintain the listing of our securities on the New York Stock Exchange;
•our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and our ability to grow and manage growth profitably;
•changes in applicable laws or regulations;
•the effect of the COVID-19 pandemic and/or the military conflict between Russia and Ukraine on our business;
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and

•other risks and uncertainties described in the “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Part I - Financial Information
Item 1. Financial Statements
AMPRIUS TECHNOLOGIES, INC.
(A CARVE-OUT OF AMPRIUS, INC.)
CONDENSED BALANCE SHEETS
(Unaudited, in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$73,803	$11,489
Accounts receivable	782	262
Inventories, net	503	500
Prepaid expenses and other current assets	2,319	156
Deferred costs	412	1,769
Total current assets	77,819	14,176
Non-current assets:
Operating lease right-of-use asset, net	2,830	—
Property and equipment, net	3,824	4,210
Deferred costs	1,425	141
Other assets	604	—
Total assets	$86,502	$18,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,641	$359
Accrued and other current liabilities	2,183	1,446
Deferred revenue	795	2,363
Operating lease liabilities	517	—
Total current liabilities	6,136	4,168
Non-current liabilities:
Deferred revenue	1,787	501
Operating lease liabilities	2,577	—
Total liabilities	10,500	4,669
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 950,000 shares authorized as of September 30, 2022 and December 31, 2021, 84,254 and 65,772 shares were issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	8	7
Additional paid-in capital	162,825	89,252
Accumulated deficit	(86,831)	(75,401)
Total stockholders’ equity	76,002	13,858
Total liabilities and stockholders’ equity	$86,502	$18,527

The accompanying notes are an integral part of these condensed financial statements.

AMPRIUS TECHNOLOGIES, INC.
(A CARVE-OUT OF AMPRIUS, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$816	$330	$3,617	$1,556
Cost of revenue	2,284	1,986	7,448	4,990
Gross loss	(1,468)	(1,656)	(3,831)	(3,434)
Operating expenses:
Research and development	488	327	1,340	978
Selling, general and administrative	2,367	1,154	6,223	2,508
Total operating expenses	2,855	1,481	7,563	3,486
Loss from operations	(4,323)	(3,137)	(11,394)	(6,920)
Other income (expense), net:
Interest income and other, net	79	(4)	118	(17)
Gain on forgiveness of PPP loan	—	—	—	743
Total other income (expense), net	79	(4)	118	726
Net loss	$(4,244)	$(3,141)	$(11,276)	$(6,194)

Weighted-average common shares outstanding:
Basic and diluted	69,013	65,772	66,859	65,762
Net loss per share of common stock:
Basic and diluted	$(0.06)	$(0.05)	$(0.17)	$(0.09)

The accompanying notes are an integral part of these condensed financial statements.

AMPRIUS TECHNOLOGIES, INC.
(A CARVE-OUT OF AMPRIUS, INC.)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 1, 2022	45,179	$1	$91,117	$(82,587)	$8,531
Retroactive conversion of common stock due to business combination	20,598	6	(6)	—	—
Balance as of July 1, 2022, as adjusted	65,777	7	91,111	(82,587)	8,531
Issuance of common stock in connection with business combination and PIPE investment, net of issuance costs	18,392	1	70,937	—	70,938
Issuance of common stock in connection with a stock purchase agreement	85	—	—	—	—
Stock-based compensation	—	—	646	—	646
Contribution from Amprius Holdings related to stock-based compensation	—	—	131	—	131
Net loss	—	—	—	(4,244)	(4,244)
Balance as of September 30, 2022	84,254	$8	$162,825	$(86,831)	$76,002

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2022	45,176	$1	$89,258	$(75,401)	$13,858
Retroactive conversion of common stock due to business combination	20,596	6	(6)	—	—
Balance as of January 1, 2022, as adjusted	65,772	7	89,252	(75,401)	13,858
Cumulative effect adjustment from the adoption of ASC 842	—	—	—	(154)	(154)
Issuance of common stock in connection with business combination and PIPE investment, net of issuance costs	18,392	1	70,937	—	70,938
Issuance of common stock in connection with a stock purchase agreement	85	—	—	—	—
Capital contribution from Amprius Holdings	—	—	505	—	505
Exercise of stock options	5	—	8	—	8
Stock-based compensation	—	—	1,746	—	1,746
Contribution from Amprius Holdings related to stock-based compensation	—	—	377	—	377
Net loss	—	—	—	(11,276)	(11,276)
Balance as of September 30, 2022	84,254	$8	$162,825	$(86,831)	$76,002

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of July 1, 2021	45,176	$1	$72,048	$(68,558)	$3,491
Retroactive conversion of common stock due to business combination	20,596	6	(6)	—	—
Balance as of July 1, 2021, as adjusted	65,772	7	72,042	(68,558)	3,491
Capital contribution from Amprius Holdings	—	—	14,697	—	14,697
Stock-based compensation	—	—	286	—	286
Contribution from Amprius Holdings related to stock-based compensation	—	—	37	—	37
Net loss	—	—	—	(3,141)	(3,141)
Balance as of September 30, 2021	65,772	$7	$87,062	$(71,699)	$15,370

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance as of January 1, 2021	45,156	$1	$66,673	$(65,505)	$1,169
Retroactive conversion of common stock due to business combination	20,587	6	(6)	—	—
Balance as of January 1, 2021, as adjusted	65,743	7	66,667	(65,505)	1,169
Capital contribution from Amprius Holdings	—	—	19,692	—	19,692
Exercise of stock options	29	—	1	—	1
Stock-based compensation	—	—	586	—	586
Contribution from Amprius Holdings related to stock-based compensation	—	—	116	—	116
Net loss	—	—	—	(6,194)	(6,194)
Balance as of September 30, 2021	65,772	$7	$87,062	$(71,699)	$15,370

The accompanying notes are an integral part of these condensed financial statements.

AMPRIUS TECHNOLOGIES, INC.
(A CARVE-OUT OF AMPRIUS, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,276)	$(6,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,123	702
Depreciation and amortization	1,116	1,068
Non-cash operating lease expense	417	—
Gain on forgiveness of PPP loan and other	24	(743)
Changes in operating assets and liabilities:
Accounts receivable	(520)	(465)
Inventories	(3)	286
Prepaid expenses and other current assets	(2,206)	38
Deferred costs	73	(1,020)
Accounts payable	2,275	(1,837)
Accrued and other current liabilities	425	380
Deferred revenue	(282)	1,478
Operating lease liabilities	(350)	—
Net cash used in operating activities	(8,184)	(6,307)
Cash flows from investing activities:
Purchase of property and equipment	(747)	(276)
Net cash used in investing activities	(747)	(276)
Cash flows from financing activities:
Proceeds from exercise of stock options	8	1
Proceeds from issuance of common stock in connection with business combination and PIPE investment, net of issuance costs	71,090	—
Capital contributions from Amprius Holdings	505	19,692
Payment of costs in connection with a stock purchase agreement	(25)	—
Net cash provided by financing activities	71,578	19,693
Net increase in cash and cash equivalents	62,647	13,110
Cash, cash equivalents, and restricted cash, beginning of period	11,489	2
Cash, cash equivalents, and restricted cash, end of period	$74,136	$13,112

Components of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$73,803	$13,112
Restricted cash included in other assets	333	—
Total cash, cash equivalents, and restricted cash	$74,136	$13,112

The accompanying notes are an integral part of these condensed financial statements.

AMPRIUS TECHNOLOGIES, INC.
(A CARVE-OUT OF AMPRIUS, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share amounts)
NOTE 1 – ORGANIZATION
Business Combination
Amprius Technologies, Inc. (f/k/a Kensington Capital Acquisition Corp. IV, a Cayman Islands exempted company incorporated with limited liability) (the “Company” or “Amprius”) was initially incorporated as a Cayman Islands exempted company on March 19, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.
On September 14, 2022 (the “Closing Date”), the Company completed a business combination pursuant to the Business Combination Agreement, dated May 11, 2022 (the “Business Combination Agreement”), by and among the Company, Kensington Capital Merger Sub Corp., a wholly owned subsidiary of the Company (“Merger Sub”), and Amprius Technologies Operating, Inc. (f/k/a Amprius Technologies, Inc., a Delaware corporation) (“Legacy Amprius”). Pursuant to the terms of the Business Combination Agreement, the Company changed its jurisdiction of incorporation by domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which the Company changed its name to “Amprius Technologies, Inc.,” and a business combination between the Company and Legacy Amprius was effected through the merger of Merger Sub with and into Legacy Amprius, with Legacy Amprius surviving as a wholly owned subsidiary of Amprius (together with the Domestication and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).
The Business Combination was treated as a reverse recapitalization. Legacy Amprius was determined as the accounting acquirer and Kensington as the accounting acquiree for financial reporting purposes based on evaluation of the following facts and circumstances:
•the stockholders of Legacy Amprius owned a majority of the shares of the Company following the Business Combination;
•the board of directors of the Company following the Business Combination was comprised of all of the board members of Legacy Amprius;
•the senior management of the Company following the Business Combination was the senior management of Legacy Amprius; and
•Legacy Amprius is larger than Kensington in terms of existing operations and number of employees.
Unless the context otherwise provides, the “Company” and “Amprius” refer (i) prior to the Closing Date, to Legacy Amprius and (ii) after the Closing Date, to Amprius Technologies, Inc. and its subsidiaries, including Legacy Amprius. Kensington Capital Acquisition Corp. IV prior to the Business Combination is referred to herein as “Kensington.” Please see Notes 2 and Note 3 below for further details.
Nature of Operations
Amprius has developed, and since 2018, been in commercial production of lithium-ion batteries for mobility applications leveraging a disruptive silicon nanowire anode. The Company’s silicon nanowire anode technology is intended to enable batteries with higher energy density, higher power density, and fast charging capabilities over a wide range of operating temperatures. Amprius’ sole location and headquarters is in Fremont, California.
The Company previously had an intercompany agreement with Amprius, Inc. (“Amprius Holdings”) to license intellectual property rights to continue to develop silicon nanowire technology. Under this agreement, Amprius Holdings provided resources and rights to use its assets to the Company, such as rights to the use of intellectual property, cash, equipment, manufacturing and office facilities, personnel, and management oversight. Amprius Holdings assigned or contributed those assets to the Company beginning in 2020 and effective May 2022, the operating assets are owned by the Company and the Company treated them as contributions from Amprius Holdings. The intercompany agreement with Amprius Holdings was terminated effective May 2022.

Liquidity and Capital Resources
The Company has an accumulated deficit of $86,831 as of September 30, 2022, which represents the carved-out portion of costs incurred by the Company from the inception of Amprius Holdings. Since inception, the Company has incurred recurring operating losses and cash flow deficits from operations. For the three and nine months ended September 30, 2022, the Company incurred a net loss of $4,244 and $11,276, respectively. The Company expects to incur additional losses and increased expenditures in future periods, including those associated with the design and build out of a manufacturing facility, continued research and development efforts and increased employee headcount.
As of September 30, 2022, we had $73,803 of cash and cash equivalents, which includes the $70,938 net proceeds from the consummation of the Business Combination. On September 27, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“BRPC II”), pursuant to which the Company has the option to sell up to $200,000 of its common stock over a 24-month period from the date of initial satisfaction of the conditions to BRPC II’s purchase obligation set forth in the Purchase Agreement, subject to certain contractual terms (the “Committed Equity Financing”). However, there can be no assurance that the Company will be able to raise $200,000 over the 24-month period as the Committed Equity Financing contains certain limitations and conditions. In addition, effective October 19, 2022, the U.S. Department of Energy’s (“DOE”) Office of Manufacturing and Energy Supply Chains (“MESC”) awarded us a $50,000 grant. This cost sharing grant is dependent on the successful negotiation of a final contract, and among the terms to be finalized are the portion of relevant costs that may be covered by the grant. There can be no assurance that negotiation of the final contract will be successful.
The Company believes its current cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months from the date these financial statements are issued. If sufficient capital is not raised, the Company may need to reduce its spending on building the manufacturing facility, as well as research and development and other operations, and this may negatively affect its ability to achieve corporate growth goals.
Other Risk and Uncertainties
The global spread of the COVID-19 pandemic has caused business disruption affecting production and sales across a range of industries. In response, the U.S. Government enacted the CARES Act, which included significant provisions to provide relief and assistance to affected organizations. While the disruption is currently expected to be temporary, there is considerable uncertainty around potential future closings, shelter in place orders, containment of the recent COVID-19 variants, and the ultimate impact of the CARES Act and other government initiatives. The COVID-19 pandemic and its resulting economic and other effects could result in significant adverse effects on the Company’s customers’ cash flow and their ability to manufacture, distribute, and sell products. This in turn may cause customers to be less able to pay invoices for customization design service or the purchase of finished batteries or may result in a reduction in the revenue from customization design service or sales of finished battery that the Company earns which are often dependent on the demand from the customer for the scope of the customized service or number of units to be purchased. This reduction could cause adverse effects on the business, results of operations, financial condition, cash flows and ability to raise operating capital. To date, this matter has not had a significant adverse impact on the Company. However, the financial impact and duration cannot be reasonably determined.
Additionally, the U.S. and global markets are experiencing volatility and disruption following the geopolitical tensions and military conflict between Russia and Ukraine. The ongoing military conflict is highly unpredictable and has impacted commodity prices, volatility in credit and capital markets, and supply chain interruptions. The Company continues to monitor the situation and assess its potential impact on its business. This geopolitical conflict has led to sanctions and other penalties being levied by the United States, the European Union and other countries against Russia. Such sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for the Company to obtain additional funds. Although the Company has not been adversely impacted by this ongoing military conflict to date, it is impossible to predict the extent to which its operations, or those of its customers’ suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact its business.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

In connection with the closing of the Business Combination, whereby Legacy Amprius was determined as the accounting acquirer for accounting and reporting purposes, the historical financial statements of Legacy Amprius became the historical financial statements of the combined company and no goodwill or other intangible assets were recorded. As a result, the accompanying condensed financial statements reflect (i) the assets and liabilities of Legacy Amprius at their historical cost; (ii) the historical operating results of Legacy Amprius prior to the Business Combination; (iii) the combined results of the Company and Legacy Amprius following the closing of the Business Combination; and (iv) Legacy Amprius’ equity structure, which has been retroactively restated in all comparative periods up to the Closing Date to reflect the number of shares of the Company’s common stock issued to Legacy Amprius stockholders. As such, the shares, corresponding capital amounts, and net loss per share related to Legacy Amprius common stock have been retroactively restated to reflect the effect of the exchange ratio of 1.45590 (the “Exchange Ratio”) established in the Business Combination.
The accompanying condensed financial statements have been prepared from the financial records of Amprius Holdings on a carve-out basis. The carve-out basis is derived from the accounting records of Amprius Holdings using the historical results of operations and the historical basis of assets and liabilities of the Company adjusted as necessary to conform to U.S. GAAP.
More specifically, the accompanying condensed balance sheets include all of the Company’s owned assets, assets provided by Amprius Holdings, and liabilities incurred by Amprius Holdings on behalf of the Company. The accompanying condensed statements of operations reflect all activities directly attributable to the Company, as well as an allocation of Amprius Holdings’ general and administrative expenses. The Company did not share facilities or costs with the other subsidiaries of Amprius Holdings prior to them being distributed by Amprius Holdings with the exception of expenses at Amprius Holdings for payroll related expenses for two executive employees of Amprius Holdings and other legal, tax, insurance and accounting fees, which were not identifiable as related to a specific subsidiary (“Shared Expenses”). Amprius Holdings executives supported the Company and other subsidiaries of Amprius Holdings with governance, management, and investor relations. The Shared Expenses were allocated to the Company based on the time incurred by Amprius Holdings executives to support each of its subsidiaries as the level of effort required was not correlated to the level of activity, revenue, or other financial operating metrics for the subsidiaries. This allocation methodology resulted in an equal allocation of Shared Expenses to each subsidiary. Prior to the distribution of the subsidiaries of Amprius Holdings in late January and early February 2022, the general and administrative expenses of Amprius Holdings were allocated among each subsidiary, including the Company. After the distribution, such costs incurred by Amprius Holdings were wholly allocated to the Company as the only remaining subsidiary.
Prior to the Closing of the Business Combination, the Company’s operations were funded by Amprius Holdings. The source of financing consisted of proceeds received by Amprius Holdings from its issuance of preferred stock.
Management believes the expense allocation methodology and results are reasonable and consistently applied for all comparative periods presented. However, these allocations may not be indicative of the actual expenses that would have been incurred by an independent company or of the costs to be incurred in the future. The unaudited condensed financial statements presented may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations, and cash flows would have been had it operated as a standalone company during the period presented.
The significant accounting policies described below, together with other notes that follow, are an integral part of the condensed financial statements.
Unaudited Interim Condensed Financial Statements
The condensed balance sheet as of December 31, 2021, which has been derived from audited financial statements as filed in the Company’s Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”) on September 30, 2022, and the unaudited interim condensed financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed financial statements have been prepared on a basis consistent with the audited annual financial statements. In management’s opinion, all adjustments made during the periods were normal or recurring in nature and necessary for the fair statement of the Company’s financial position as of September 30, 2022, its results of operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The financial data and the other financial information disclosed in the notes to these condensed financial statements related to the three-month and nine-month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.
Emerging Growth Company
The Company is an emerging growth company as defined in Section 2(a) of the Securities Act of 1933 (as amended), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised accounting standards until private companies are required to comply with such standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to not opt out of such extended transition period. This means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt such new or revised standard unless the Company is no longer deemed an emerging growth company. As a result, these condensed financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Use of Estimates
The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances; the results of which form the basis for making judgements that are not readily apparent from other sources. Actual results could materially differ from management estimates using different assumptions or under different conditions.
Significant accounting estimates made by the Company include useful lives of property and equipment, valuation of deferred taxes, valuation of inventory, carve-out of condensed financial statements including the allocation of assets, liabilities and expenses, incremental borrowing rate used in calculating lease obligations and right-of-use asset, and fair value of common stock used to determine stock-based compensation expense prior to the merger with Kensington, and other inputs used to value stock-based compensation awards.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of deposits at banks and a money market fund with original maturities of 90 days or less from the date of purchase.
Restricted cash pertains to cash collateral required by the Company’s lessor to satisfy a letter of credit requirement under its lease agreement. As of September 30, 2022, restricted cash was $333 and is included in other assets in the accompanying condensed balance sheet.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount less any estimated allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts by considering the age of outstanding invoices and the collection history of the customer, as well as an evaluation of potential risk of loss. A receivable deemed to be uncollectible is written off against a previously established allowance and recoveries are recognized when the cash is received. The Company has not experienced any significant losses from accounts receivable.
Fair Value Measurements
The carrying amounts of cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these items. Assets and liabilities recorded at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, which are directly related to the amount of subjectivity, associated with the inputs to the valuation of these assets or liabilities are as follows:
Level 1 – Inputs that are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 – Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, and which reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.
The Company had $72,828 of cash equivalents measured at Level 1 fair value on a recurring basis as of September 30, 2022.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash and accounts receivable.

Cash is deposited with a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks of loss.
Accounts receivable mainly consist of amounts due from U.S. government agencies or sponsored entities and large public entities which limits the Company’s credit risk. Through September 30, 2022, the Company has not experienced any credit losses.
For the three months ended September 30, 2022 and 2021, two customers and one customer represented 82% and 82% of the Company’s revenues, respectively. For the nine months ended September 30, 2022 and 2021, four and two customers represented 83% and 84% of the Company’s revenues, respectively.
As of September 30, 2022 and December 31, 2021, three and five customers represented 76% and 96%, respectively, of the Company’s total accounts receivable.
Segment Reporting
The Company has determined that the Chief Executive Officer is its Chief Operating Decision Maker (CODM). The CODM reviews financial information presented on an aggregate basis for the purposes of assessing the Company’s performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single operating and reportable segment. All of the Company’s revenues are geographically earned in the United States and the Company’s property and equipment are located in the United States.
Revenue Recognition
The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers, when a customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.
The Company generates revenue from both its arrangements for customization design services for the development of silicon-anode lithium-ion battery technology and delivery of prototypes and providing finished battery products to its customers.

The customization design services generally provide design and development efforts to configure the Company’s existing battery technology towards a customer’s required specifications, including the delivery of the prototypes. The development and delivery of these battery prototypes is a single performance obligation as the individual customization activities performed through delivery of the prototype batteries are not distinct. Revenue is recognized at the point in time when control transfers to the customer upon final delivery of prototype batteries or completion of the defined service.
The Company recognizes revenue from follow-on orders and standalone sales of battery products to customers at the point in time that control of the product has been transferred to the customer which is generally upon shipment.
To achieve the core principle of revenue recognition, the Company applies the following steps:
1.Identify the contract with the customer. A contract is defined as an agreement between two or more parties that creates enforceable rights and obligations. The Company generally enters into fixed-price agreements with its customers which outline the terms of the business relationship between the customer and the Company. Additionally, the Company may receive purchase orders from customers or enter into statements of work that indicate pricing, performance and delivery obligations, progress payments (if any) and the timing for each transaction. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. At contract inception, the Company also evaluates prior incomplete contracts to determine whether the contract with the customer should be combined and accounted for as a single contract with any prior contract.
2.Identify the performance obligations in the contract. The promises within each contract for customization design services may vary depending on the customer requirements; however, those contracts contain promises which generally include (i) custom battery design to conform with customer’s requirements, (ii) design progress reporting, (iii) development of preliminary batteries, (iv) testing of battery design and performance, and (v) delivery of final battery prototypes that meet pre-defined customer specifications along with test results of the delivered batteries. Those promises are generally inputs to a combined output to deliver a single final prototype battery and are accounted for as a single performance obligation. Contracts for standard batteries for commercial sales are generally ready-made with no customization. Within these contracts, each battery is a distinct performance obligation.
3.Determine the transaction price. Payment terms for the Company’s development contracts are generally based on the achievement of defined milestones. Since revenue is generally recognized at the point in time when control transfers to the customer upon final delivery of prototype battery or completion of the service at the end of the contract as discussed below in Step 5, Recognize revenue when, or as, a performance obligation is satisfied, the variable consideration is not considered to be constrained at the inception of the contract and the transaction price equals the cumulative payments to which the Company is entitled to at the end of the contract. The Company elected to use the practical expedient to disregard the effect of the time value of money in a significant financing component when its payment terms are less than one year. In cases when there is a period of more than one year, the Company only adjusts the transaction price when the financing component is significant and beyond the mitigating effect of the progress payments.
4.Allocate the transaction price to the performance obligations in the contract. The transaction price is allocated to the performance obligations. The Company’s revenue contracts contain a single performance obligation; therefore, allocation is not necessary.
5.Recognize revenue when, or as, a performance obligation is satisfied. Under the Company’s customized design services arrangements, control generally transfers upon the completion of the battery design and delivery of the final prototype batteries. For follow-on orders and standalone sales of battery products to customers, control generally transfers upon shipment of the product. In some instances, customers may request that the Company bill them for a product but the Company retains physical possession of the product until later delivery, commonly known as “bill-and-hold” arrangements. The Company has a customer that has requested an arrangement whereby the Company may store finished product until the customer’s employees arrive at a specific site for a customer flight test. The finished products for such customer are stored in a storage area that are identified separately as belonging to such customer and are ready for immediate shipment upon the customer’s request. Additionally, title and risk of loss has passed to the customer. as such, the Company does not have the ability to use the finished products or direct them to other customers. In these “bill-and-hold”

arrangements, the Company recognizes revenue when the product is identified separately as belonging to the customer and the product is ready for delivery to the customer.
Sales and Transaction Taxes
Sales and other taxes collected from customers and remitted to governmental authorities on revenue producing transactions are reported on a net basis and are therefore excluded from revenue in the condensed statements of operations.
Deferred Costs
Certain costs, which consist primarily of payroll-related costs, are initially deferred when (i) the costs relate directly to a customer contract, (ii) generate or enhance resources of the Company that will be used in satisfying future performance obligations, and (iii) are expected to be recovered. If these three criteria are not met, the costs are expensed into cost of revenue in the period incurred. Deferred costs are recognized as cost of revenues in the period when the related revenue is recognized, except when such costs incurred are in excess of the amount expected to be recoverable, in which case they are expensed as incurred into cost of revenues. The recoverable amount equals the total of the amount of consideration that the entity expects to receive in the future and that the entity has received but has not recognized as revenue, in exchange for the goods or services to which the asset relates, less the costs that relate directly to providing those goods or services and that have not been recognized as expenses.
Cost of Revenues
Cost of revenues primarily includes cost of materials, direct labor costs, and allocation of indirect costs, such as facilities and overhead expenses. Costs are recognized when incurred during the period revenue is recognized.
Stock-Based Compensation
Prior to the formation of the Company, certain employees, directors, and contract workers were granted stock option awards under Amprius Holdings’ equity incentive plan. The stock-based compensation costs of those stock option awards to employees, directors and contract workers, who were transferred to the Company or continued to provide services to the Company, were recorded by the Company with a corresponding increase to additional paid-in capital.
In 2016, the Company adopted its equity incentive plan separate from the equity incentive plan of Amprius Holdings. Certain qualified employees, directors and contract workers of Amprius Holdings have received stock option awards of the Company. The cost of the stock-based compensation of those awards was recorded by the Company.
The Company measures stock-based compensation expense for all stock-based payment awards based on the estimated fair value of the awards on the date of grant. The fair value of each employee stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The Company recognizes compensation costs for all employee stock-based compensation awards on a straight-line basis over the period from the date of the grant to the date the award is fully vested. The Company has elected to account for forfeitures as they occur.
The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. These assumptions include:
•Expected Term — The expected term of stock options represents the period that the Company’s stock-based awards are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term, the expected term has been derived based on the simplified method for awards that qualify as plain-vanilla options.
•Expected Volatility — The Company estimates volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term.
•Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield available on the U.S. Treasury zero coupon issues with a remaining term equivalent to the expected term of the option.
•Expected Dividend — The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy. The Company has not paid dividends since inception and currently, management does not anticipate a dividend.

To the extent that future evidence regarding these variables is available and provides estimates that the Company determines are more indicative of actual trends, the Company may refine or change its approach to derive these input estimates. These changes could significantly impact the stock-based compensation expense recorded in the future.
Common Stock Warrants

The Company classified the common stock warrants as equity in accordance with FASB ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. The classification is determined based upon the Company’s assessment that the common stock warrants are considered indexed to the Company’s own stock and the Company has the ability to settle them by issuing shares of the Company’s common stock.

Recently Adopted Accounting Standards
In February 2016, FASB issued ASU 2016-02, Leases, and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”). Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. The Company adopted Topic 842 on January 1, 2022, using the modified retrospective approach, therefore, the effects of adoption on comparative periods have not been and are not required to be restated or disclosed.
As of the adoption date, the Company accounts for its leases under ASC 842, Leases. Under this guidance, lessees classify arrangements meeting the definition of a lease as operating or financing leases, and leases are recorded on the balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses, including common maintenance fees, insurance and property tax, are recorded when incurred.
In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components for its real estate lease. The Company will assess this election for other asset classes as they arise. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election, and instead recognizes rent expense on a straight-line basis over the lease term.
The Company has a single lease of a real estate asset, which includes administrative and sales offices, research and development space, manufacturing and a dry room. This lease also requires the Company to pay maintenance, utilities, taxes, insurance, and other operating expenses associated with the leased space. The Company elected the transition package of three practical expedients which allow companies not to reassess whether agreements contain leases, the classification of leases, and the capitalization of initial direct costs.
As a result of the adoption of Topic 842, the lease continued to be classified as an operating lease, and the Company recognized the following on January 1, 2022:
•Operating lease liabilities of $3,256, which represents the present value of the remaining lease payments, as of the date of adoption, discounted using the Company’s incremental borrowing rate of 7.9%.
•Operating lease right-of-use (“ROU”) assets of $3,059, which represents the operating lease liabilities of $3,256, adjusted for deferred rent of $240 and prepaid rent of $43.
•The adoption of the new lease accounting standard increased the Company’s accumulated deficit by $154.
The adoption of Topic 842 did not have any other impact on the Company’s condensed balance sheet as of September 30, 2022, operating results for the three and nine months ended September 30, 2022, and condensed cash flows for the nine months ended September 30, 2022.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires entities to provide disclosures on material government transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2021, with early adoption permitted. The Company adopted this guidance on January 1, 2022, with no impact on the Company’s condensed financial statements and related disclosures as the Company does not have any government assistance accounted for by applying a grant or contribution accounting model by analogy in the periods presented.
Accounting Pronouncements Not Yet Adopted
In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief (“ASU 2019-10”), which amends the transition guidance for ASU 2016-13. ASU 2019-10 provides entities with the option to irrevocably elect the fair value option in Subtopic 825-10 on an instrument-by-instrument basis. ASU 2019-10 is effective for years beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of ASU 2019-10 on its financial statements.
NOTE 3 – BUSINESS COMBINATION

On September 14, 2022, the Company completed the Business Combination, discussed above, which was treated as a reverse recapitalization. The effects of the Business Combination include the following:

•the Company’s certificate of incorporation was amended and restated to, among other things, authorize the issuance of 1,000,000 shares, of which 950,000 shares are designated as common stock, $0.0001 par value per share, and 50,000 shares are designated as preferred stock, $0.0001 par value per share;
•all outstanding shares of Legacy Amprius’ common stock were exchanged for a number of the Company’s common stock equal to the number of Legacy Amprius’ shares multiplied by the Exchange Ratio of approximately 1.45590, or for an aggregate of 65,777 shares of the Company’s common stock; and
•Each option to purchase Legacy Amprius’ common stock (a “Legacy Amprius Option”), whether vested or unvested, was converted into an option to purchase a number of the Company’s common stock (an “Option”), subject to substantially the same terms and conditions as were applicable prior to the merger, equal to the product of the number of shares of Legacy Amprius’ common stock subject to such Legacy Amprius Option immediately prior to the closing and the Exchange Ratio, at an exercise price per share calculated by dividing the exercise price per share of such Legacy Amprius Option immediately prior to the Business Combination by the Exchange Ratio. At closing, the Legacy Amprius Options were converted to Options to receive an aggregate of 14,223 shares of common stock, of which 6,665 shares remained subject to vesting obligations.
On the Closing Date, a number of investors (the “PIPE Investors”) purchased from the Company an aggregate of 2,052 PIPE units at a price of $10.00 per share (such transaction, the “PIPE”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into with the PIPE Investors. Each PIPE unit consists of (i) one share of common stock and (ii) one warrant (each, a “PIPE Warrant”) to purchase one share of common stock. The PIPE Warrants are substantially identical to the Public Warrants, except that the exercise price of each PIPE Warrant is $12.50 per share, and the average sales price of the common stock will need to exceed $20.00 per share for the Company to be able to redeem the PIPE Warrants. The PIPE was consummated immediately prior to the closing of the Business Combination.

Immediately after giving effect to the Business Combination and the PIPE, the Company’s shares of common stock consisted of the following:

Common stock - Legacy Amprius	65,777
Common stock - PIPE investment	2,052
Common stock - Kensington	16,340
Total shares of common stock immediately after Business Combination	84,169

The Company received net proceeds from the Business Combination and the PIPE totaling $70,938, after deducting transaction and issuance costs. Transaction costs paid by the Company, which consisted of direct and incremental costs, such as legal, consulting and advisory fees incurred in connection with the Business Combination, totaled $6,794 during the nine months ended September 30, 2022. These costs were initially deferred and subsequently classified as a reduction to additional paid-in capital in the accompanying condensed balance sheet upon the consummation of the Business Combination.
NOTE 4 – REVENUE
Contract Balances
The timing of revenue recognition, billings and cash collections can result in billed accounts receivable, unbilled receivables (contract assets), and deferred revenue (contract liabilities).
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. As of September 30, 2022 and December 31, 2021, the Company did not have contract assets recorded.
Accounts receivable is the Company’s right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. As of September 30, 2022 and December 31, 2021, the accounts receivable balances were $782 and $262, respectively.
Contract liabilities primarily consist of deferred revenue. Deferred revenue is the amount invoiced as progress payments in advance of revenue recognition; and is recognized as revenue when the recognition criteria are met. The Company’s contracts generally permit invoicing based on pre-defined milestones as outlined in the contract. As of September 30, 2022 and December 31, 2021, the total deferred revenue balances were $2,582 and $2,864, respectively.
Deferred revenue is classified as long term when the performance obligation is to be satisfied more than twelve months following the balance sheet date. As of September 30, 2022 and December 31, 2021, $1,787 and $501 of the total deferred revenue balance was considered long-term, respectively.
As of September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied was $8,447. Given the applicable contract terms, $3,110 is expected to be recognized as revenue within one year and $5,337 is expected to be recognized between two to five years. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations, all of which are recognized at a point in time, is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
For the three and nine months ended September 30, 2022, $340 and $736 was recognized under bill-and-hold arrangements, respectively. For the three and nine months ended September 30, 2021, $270 and $670 was recognized under bill-and-hold arrangements, respectively.
The following table reflects the changes in the Company’s contract liabilities, which is classified as deferred revenue:

	September 30,	December 31,
	2022	2021
Deferred revenues, beginning of period	$2,864	$1,661
Unconditional rights to invoice but not yet recognized	1,381	1,770
Revenue recognized from prior period deferred revenue	(1,663)	(567)
Deferred revenues, end of period	$2,582	$2,864
Deferred Costs
During the three and nine months ended September 30, 2022, $286 and $1,182 of deferred costs, respectively, were recognized as costs of revenue in the condensed statements of operations. During each of the three and nine months ended September 30, 2021, $211 of deferred costs were recognized as costs of revenue in the condensed statement of operations. Deferred costs were $1,837 and $1,910 as of September 30, 2022 and December 31, 2021, respectively. During the nine month period ended September 30, 2022 and 2021, cost of revenues also includes costs incurred on certain customized design service contracts that were in excess of the amount expected to be recovered; however, those costs were not material.
NOTE 5 – INVENTORY
Inventory consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$272	$231
Work in progress	127	14
Finished goods	104	255
Inventories, net	$503	$500
NOTE 6 – PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following:

	September 30,	December 31,
	2022	2021
Pilot production equipment	$4,662	$4,041
Laboratory equipment	2,291	2,287
Leasehold improvements	3,509	3,439
Furniture, fixtures, and other equipment	207	242
Property and equipment, at cost	10,669	10,009
Less: accumulated depreciation	(6,845)	(5,799)
Property and equipment, net	$3,824	$4,210
Pilot production equipment, above, includes construction in progress of $384 as of September 30, 2022. Depreciation and amortization expense was $386 and $441 for the three months ended September 30, 2022 and 2021, respectively, and $1,116 and $1,068 for the nine months ended September 30, 2022 and 2021, respectively.
NOTE 7 – ACCRUED AND OTHER CURRENT LIABILITIES
Accrued and other current liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued compensation and benefits	$1,035	$1,066
Accrued offering costs	399	—
Accrued professional fees	330	18
Accrued property tax	228	67
Deferred rent	—	87
Other	191	208
Accrued and other current liabilities	$2,183	$1,446
NOTE 8 – STOCKHOLDERS’ EQUITY
As of September 30, 2022, the Company was authorized to issue 1,000,000 shares of stock, of which 950,000 shares are designated as common stock, $0.0001 par value per share, and 50,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. Through and as of September 30, 2022, the Company has not declared any dividends.
Equity Incentive Plans

2008 Plan
Prior to the formation of the Company, Amprius Holdings granted stock options under its 2008 Stock Plan (the “2008 Plan”) to its qualified employees, including those employees who later transferred to the Company following the incorporation of the Company. Stock option grants under the 2008 Plan expire 10 years from the date of grant or 90 days from the termination of the employee, generally vest over two to four years, and are exercisable for shares of Amprius Holdings’ common stock.
The stock-based compensation under the 2008 Plan associated with those awards granted to the Company’s employees and Amprius Holdings’ employees who provide services to the Company is recorded by the Company as stock-based compensation and as contribution from Amprius Holdings. The completion of the merger with Kensington did not affect the terms of the outstanding options under the 2008 Plan. There were no options granted, exercised, or expired under the 2008 Plan during the nine months ended September 30, 2022. As of September 30, 2022, there were 12,642 shares of common stock reserved for the 2008 Plan, with 376 available to be issued.

2016 Plan
Prior to the closing of the merger with Kensington, the Company maintained the 2016 Equity Incentive Plan (the “2016 Plan”), which was adopted effective December 1, 2017. The 2016 Plan permitted the grant of incentive stock options, non-qualified stock options, restricted stock awards, and restricted stock unit awards to the Company and its affiliates’ employees, consultants and directors. Options granted under the 2016 Plan during the nine months ended September 30, 2022 totaled 3,875 shares with a weighted average exercise price of $2.62 per share. The 2016 Plan was terminated concurrently with the adoption of the 2022 Equity Incentive Plan (the “2022 Plan”). As a result, no additional awards will be granted under the 2016 Plan. However, the 2016 Plan continues to govern the terms and conditions of the outstanding awards previously granted under the 2016 Plan. As of September 30, 2022, a total of 14,216 stock options were outstanding under the 2016 Plan.

2022 Plan
The Company adopted the 2022 Plan effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, or performance awards and may be granted to directors, employees or consultants. Subject to the adjustment provisions and the evergreen provisions contained in the 2022 Plan, a total of 9,900 shares of the Company’s common stock is reserved for issuance pursuant to the 2022 Plan. In addition, the shares reserved for issuance under the 2022 Plan include any assumed awards that, on or after the Closing Date, were cancelled, expired or otherwise terminated without having been exercised in full, were tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or were forfeited to or repurchased by the Company due to failure to vest (provided that the maximum number of shares that may be added to the 2022 Plan is 15,000 shares). The number of shares available for issuance under the 2022 Plan may be increased annually beginning on January 1, 2023 subject to certain limitations under the 2022 Plan.
The 2022 Plan provides for stock options to be granted to employees at an exercise price not less than 100% of the fair value at the grant date, unless the optionee is a 10% stockholder, in which case the option price will not be less than 110% of such fair market value. Options granted generally have a maximum term of 10 years from grant date and are exercisable upon vesting. There were no grants under the 2022 Plan during the three months ended September 30, 2022. As of September 30, 2022, a total of 9,907 shares of common stock were reserved for issuance under the 2022 Plan.

ESPP

The Company adopted the 2022 Employee Stock Purchase Plan (“ESPP”) effective September 14, 2022. Under the ESPP, the Company the maximum number of shares available for issuance is 990 shares of common stock, which number may be increased annually beginning January 1, 2023, subject to certain limitations under the ESPP. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees an opportunity to purchase the Company’s common stock at a discount through payroll deductions. Under the ESPP, the Company may specify offering periods, provided that no offering period will have a duration exceeding 27 months. The purchase price per share is equal to 85% of the fair market value of a share of the Company’s common stock on the (i) offering date or (ii) purchase date, whichever is lower. The Company has not established an offering under the ESPP as of September 30, 2022.

Executive Incentive Compensation Plan

On September 14, 2022, the Company’s board of directors approved the Company’s Executive Incentive Compensation Plan, which will allow the Company to grant incentive awards to certain executive employees, generally payable in cash, based upon achieving specified goals. The Company has the right to settle the award by granting an equity award, which may be subject to vesting conditions. All awards under the Executive Incentive Compensation Plan will be subject to reduction, cancellation, forfeiture, or recoupment in accordance with any clawback policy that the Company is required to adopt pursuant to applicable laws. As of September 30, 2022, there were no awards granted under the Executive Incentive Compensation Plan.
Stock-Based Compensation
The table below shows stock-based compensation expense recognized for both the 2008 and 2016 Plans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$125	$86	$357	$250
Research and development	6	7	20	11
Selling, general and administrative	646	230	1,746	441
Total stock-based compensation expense	$777	$323	$2,123	$702
As of September 30, 2022, there was approximately $9,164 of unrecognized compensation cost related to the 2016 Plan, which is expected to be recognized over a weighted-average period of approximately 3.3 years.
Common Stock Warrants
Each redeemable warrant to purchase Kensington ordinary shares, exercisable for one ordinary share at an exercise price of $11.50 per share (the “Public Warrants”) and each warrant to purchase ordinary shares owned by Kensington, exercisable for one ordinary share at an exercise price of $11.50 (the “Private Warrants” and, together with the Public Warrants, the “Warrants”) outstanding at the time of the Business Combination converted into a warrant exercisable for one share of the Company’s common stock pursuant to the Warrant Agreement, dated as of March 1, 2022 (the “Warrant Agreement”). At closing, there were 29,483 Public Warrants and 16,400 Private Warrants.
Concurrent to the closing of the Business Combination, a number of PIPE Investors purchased from the Company an aggregate of 2,052 PIPE units at a price of $10.00 per share, which consist of (i) one share of common stock and (ii) one PIPE warrant to purchase one share of common stock. The PIPE Warrants are substantially identical to the Public Warrants, except that the exercise price of each PIPE Warrant is $12.50 per share, and the average sales price of the common stock will need to exceed $20.00 per share for the Company to be able to redeem the PIPE Warrants. The PIPE was consummated immediately prior to the closing of the Business Combination. As of September 30, 2022, the Company had 2,052 PIPE warrants outstanding.
Common Stock Purchase Agreement
On September 27, 2022, the Company entered into the Purchase Agreement with BRPC II, pursuant to which the Company, at its option, has the right to sell to BRPC II up to $200,000 of its common stock from time to time over a period of 24 months from and after the effective date of the registration statement related to the offering and resale of such shares of common stock. The purchase price will be determined by reference to the volume weighted average price of the Company’s common stock (as defined in the Purchase Agreement), less a discount of 3%. The Company cannot issue to BRPC II more than 19.99% of the aggregate number of shares of the common stock issued and outstanding immediately prior to the execution of the Purchase Agreement, except in limited circumstances. Proceeds from the sale of the Company’s common stock to BRPC II will depend upon the frequency and the market price of the Company’s common stock on the date of sale.
The Company issued 85 shares of common stock to BRPC II upon execution of the Purchase Agreement as consideration for BRPC II’s commitment to purchase shares of the Company’s common stock. The Company incurred a total of $272 in costs related to the execution of the Purchase Agreement and the issuance of the initial commitment shares and such amount is initially recorded as deferred stock issuance costs and included in other assets in the accompanying condensed balance sheet. There were no other shares issued under the Purchase Agreement as of September 30, 2022.

NOTE 9 – INCOME TAXES
The Company had no income tax expense as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs, as the Company determined it is not more-likely-than-not that its NOLs will be utilized.
NOTE 10 – NET LOSS PER SHARE
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(4,244)	$(3,141)	$(11,276)	$(6,194)
Denominator:
Weighted-average number of common shares outstanding	69,013	65,772	66,859	65,762
Basic and diluted net loss per common share	$(0.06)	$(0.05)	$(0.17)	$(0.09)
The following table summarizes the outstanding shares of potentially dilutive securities as of the periods presented that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	September 30,
	2022	2021
Stock options	14,216	9,831
Common stock warrants	47,935	—
Total	62,151	9,831
NOTE 11 – LEASES
The Company had a space and facility sharing arrangement with Amprius Holdings to use the equipment owned by Amprius Holdings and the spaces leased by Amprius Holdings as its administrative and sales office, research and development laboratory, and production and engineering facilities. Effective May 1, 2022, Amprius Holdings assigned to the Company the office lease that covers all facilities that the Company uses in its operations. For the period from January 1, 2022 until May 1, 2022 and the nine months ended September 30, 2021, the Company paid Amprius Holdings an average monthly fee to share the facilities of $43 and $42, respectively. The current lease has an expiration date of June 30, 2024, with a single option to extend the lease for 60 months that the Company determined it is reasonably certain to exercise. The Company had no leases that were classified as a financing lease as of September 30, 2022.
Operating lease expense under ASC 842 for the three and nine months ended September 30, 2022 amounted to $139 and $417, respectively.
The total amount paid for amounts included in the measurement of operating lease liabilities was $132 and $350 during the three and nine months ended September 30, 2022.

Future operating lease payments as of September 30, 2022 are as follows:

Year Ending December 31:	Amount
2022 (remaining three months)	$132
2023	540
2024	565
2025	586
2026	604
2027	622
Thereafter	966
Gross lease payments	4,015
Less - Present value adjustments	(921)
Total operating lease liabilities	$3,094
Operating lease disclosures for the Company’s single operating lease are as follows:

September 30, 2022
Remaining lease term (in years)	6.8
Discount rate for operating lease liabilities	7.9%
NOTE 12 – COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in lawsuits, claims or legal proceedings that arise in the ordinary course of business. The Company accrues a contingent liability when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management believes that there are no claims against the Company for which the outcome is expected to have a material effect on the financial position, results of operations or cash flows of the Company.
NOTE 13 – RELATED PARTY TRANSACTIONS
Related Party Transactions with Amprius Holdings
Prior to the closing of the Business Combination, the Company had intercompany arrangements with Amprius Holdings regarding sharing the facilities, service, and licensing to support the operation of the Company in the ordinary course of its business, as further described below. Pursuant to a termination agreement entered into by Amprius Holdings and the Company on June 8, 2022, the intercompany service agreements were terminated upon the Closing of Business Combination on September 14, 2022.
The Company had a service agreement for Amprius Holdings to provide certain services such as administration, management service, information technology and engineering services to support the operation of its business. Prior to the distribution of the subsidiaries of Amprius Holdings to its stockholders in late January and early February 2022, the general and administrative expenses of Amprius Holdings were allocated among each subsidiary, including the Company. After the distribution, such costs incurred by Amprius Holdings were wholly allocated to the Company as the only remaining subsidiary. The Company received financing for these amounts through capital contributions from Amprius Holdings as Amprius Holdings does not intend to demand repayment of the funds received.

The composition of the capital contributions from Amprius Holdings for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation	$131	$37	$377	$116
Other allocated corporate costs	—	85	295	246
Cash	—	14,612	210	19,446
Total capital contributions from Amprius Holdings	$131	$14,734	$882	$19,808
The Company’s board of directors formally approved the treatment of all intercompany advances as forgiven in March 2021. In substance, since inception and during the nine months ended September 30, 2022, the intercompany transactions between the Company and Amprius Holdings have been included in these condensed financial statements and are determined to be forgiven at the time the transaction occurs as the intent of the arrangement from inception was capital contributions. Intercompany transactions subsequent to March 2021 were also made in the form of capital contributions. The total net effect of the settlement of these transactions is presented as financing activities within the statement of cash flows and shown as additional paid-in capital on the condensed balance sheet.

Prior to the Business Combination, the Company had a licensing agreement with Amprius Holdings to use patents and licenses owned by Amprius Holdings. Effective May 12, 2022, Amprius Holdings assigned to the Company all patents and patent applications, as well as registered trademarks and trademark applications, used by the Company in its operations under an Intellectual Property Rights agreement. This transfer of intellectual property does not have any financial impact on the Company’s balance sheet.
Related Party Transactions with Affiliate Subsidiaries
The Company also purchases raw materials and development materials from two subsidiaries that were owned and controlled by Amprius Holdings. Amprius Holdings distributed all of its shares in the two subsidiaries to its stockholders and optionees in February 2022. For the two-month period prior to the distribution of the subsidiaries of Amprius Holdings during the nine months ended September 30, 2022, such purchases recorded as cost of revenues totaled $86. For the three and nine months ended September 30, 2021, such purchases recorded as cost of revenues totaled $69 and $144, respectively. As of December 31, 2021, the outstanding payables balance from affiliate subsidiaries totaled $18.
NOTE 14 - SUBSEQUENT EVENTS

Bonus Payout

On October 5, 2022, Amprius Holdings’ board of directors approved the acceleration of a cash bonus payment of approximately $2,310 to Dr. Kang Sun, the Chief Executive Officer of Amprius Holdings and the Company. The payment of such cash bonus by Amprius Holdings has no effect on the cash or operating results of the Company.

Department of Energy (“DOE”) Grants

On October 11, 2022, the DOE’s Advanced Manufacturing Office awarded the Company a $1,000 grant, which will be used to further mature the Company’s process for manufacturing nanowire-based silicon anodes. The grant will promote the maturation of its technology to achieve the Company’s goal of high volume, low-cost ultra-high energy density battery production that significantly increases yield and throughput.

On October 19, 2022, the DOE’s Office of Manufacturing and Energy Supply Chains awarded the Company a $50,000 cost sharing grant in connection with the U.S. government’s infrastructure spending plan to expand domestic manufacturing of batteries for electric vehicles and electrical grid. This cost sharing grant is dependent on the successful negotiation of a final contract, and among the terms to be finalized are the portion of relevant costs that will be covered by the grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Amprius,” “we,” “us,” “our” and other similar terms refer (i) prior to the Closing Date, to Legacy Amprius and (ii) after the Closing Date, to Amprius Technologies, Inc.
Overview
Amprius Technologies, Inc. (f/k/a Kensington Capital Acquisition Corp. IV, a Cayman Islands exempted company incorporated with limited liability) has developed and, since 2018, been in commercial production of ultra-high energy density lithium-ion batteries for mobility applications leveraging a disruptive silicon nanowire anode. Our silicon nanowire anode technology enables batteries with higher energy density, higher power density, and extreme fast charging capabilities over a wide range of operating temperatures, which results in our batteries providing superior performance compared to conventional graphite lithium-ion batteries. Our silicon nanowire anode is a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries, and our manufacturing process leverages the manufacturing process for conventional lithium-ion batteries and the related supply chain.
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems, such as drones and high-altitude pseudo satellites. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by over 30 customers, including Airbus, AeroVironment, BAE Systems, the U.S. Army and Teledyne FLIR, and we have shipped over 10,000 batteries as of September 30, 2022, which have enabled mission critical applications. Our proprietary silicon nanowire anode structures, battery designs and manufacturing processes are defended by our portfolio of patents, trade secrets and know-how developed over 10 years of research and development.
We currently manufacture batteries on a kWh-scale manufacturing line at our headquarters in Fremont, California, where we believe demand for our batteries exceeds our manufacturing capacity. We are working to meet the expected demand in several rapidly growing addressable markets, including by designing and building a large-scale manufacturing facility that can manufacture at GWh+ scale, including an automated, high-volume manufacturing line for our silicon nanowire anode.
Business Combination
On September 14, 2022 (the “Closing Date”), the Company completed a business combination pursuant to the Business Combination Agreement, dated May 11, 2022 (the “Business Combination Agreement”), by and among the Company, Kensington Capital Merger Sub Corp., a wholly owned subsidiary of the Company (“Merger Sub”), and Amprius Technologies Operating, Inc. (f/k/a Amprius Technologies, Inc., a Delaware corporation) (“Legacy Amprius”). Pursuant to the terms of the Business Combination Agreement, the Company changed its jurisdiction of incorporation by domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which the Company changed its name to “Amprius Technologies, Inc.,” and a business combination between the Company and Legacy Amprius was effected through the merger of Merger Sub with and into Legacy Amprius, with Legacy Amprius surviving as a wholly owned subsidiary of Amprius (together with the Domestication and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). Kensington Capital Acquisition Corp. IV prior to the Business Combination is referred to herein as “Kensington.”
The Business Combination was accounted for as a reverse recapitalization for financial statement reporting purposes with Legacy Amprius deemed to be the acquirer and Kensington deemed to be the acquiree. As a result, the assets, liabilities and results of operations of Legacy Amprius became the historical financial statements after the Business Combination. Our assets and liabilities continued to be stated at historical cost and there were no goodwill or other intangible assets recorded.
We received net proceeds from the Business Combination and the PIPE totaling $70.9 million, after deducting transaction and issuance costs.
Committed Equity Financing

On September 27, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) and a Registration Rights Agreement (the “Committed Equity Registration Rights Agreement”) with B. Riley Principal Capital II, LLC (“BRPC II”). Pursuant to the Purchase Agreement, subject to the satisfaction of the conditions set forth therein, we have the right, but not the obligation, to sell to BRPC II up to $200,000,000 of newly issued shares of common stock (subject to certain conditions and limitations), from time to time during the term of the Purchase Agreement (the “Committed Equity Financing”). Sales of common stock pursuant to the Purchase Agreement, and the timing of any sales, are solely at our option, and we are under no obligation to sell any securities to BRPC II under the Purchase Agreement. As consideration for BRPC II’s commitment to purchase shares of common stock at our direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, we issued 84,793 shares of common stock (the “Initial Commitment Shares”) to BRPC II. Upon our receipt of total aggregate gross cash proceeds equal to $100,000,000 from BRPC II under the Purchase Agreement, we will issue 84,793 additional shares of common stock (collectively with the Initial Commitment Shares, the “Commitment Shares”) to BRPC II. Also, any shares of common stock issued in the Committed Equity Financing to BRPC II other than the Commitment Shares will be purchased by BRPC II at current market prices less a 3.0% fixed discount.
Upon the initial satisfaction of the conditions to BRPC II’s purchase obligation set forth in the Purchase Agreement (the “Commencement”), including that a registration statement registering under the Securities Act of 1933, as amended (the “Securities Act”), the resale by BRPC II of shares of common stock issued to it by the Company under the Purchase Agreement, which we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Committed Equity Registration Rights Agreement, is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, we will have the right, but not the obligation, from time to time at our sole discretion over the 24-month period from and after the Commencement, to direct BRPC II to purchase a specified maximum amount of shares of common stock, not to exceed certain limitations as set forth in the Purchase Agreement (each, a “VWAP Purchase”), by delivering written notice to BRPC II prior to the commencement of trading of the common stock on the New York Stock Exchange (the “NYSE”) on any trading day (the “Purchase Date”), so long as (i) the closing sale price of the common stock on the trading day immediately prior to such Purchase Date is not less than the specified threshold price as set forth in the Purchase Agreement and (ii) all shares of common stock subject to all prior VWAP Purchases and all prior Intraday VWAP Purchases (as defined below) by BRPC II under the Purchase Agreement have been received by BRPC II prior to the Company’s delivery of such applicable purchase notice to BRPC II.
In addition to the regular VWAP Purchases described above, after the Commencement, we will also have the right, but not the obligation, subject to the continued satisfaction of the conditions set forth in the Purchase Agreement, to direct BRPC II to purchase, on any trading day, including the same Purchase Date on which a regular VWAP Purchase is effected (as applicable), a specified amount of shares of common stock, not to exceed certain limitations set forth in the Purchase Agreement that are similar to those that apply to a regular VWAP Purchase (each, an “Intraday VWAP Purchase”), by the delivery to BRPC II of an irrevocable written purchase notice, after 10:00 a.m., New York City time, and prior to 3:30 p.m., New York City time, on such Purchase Date.
Under the applicable NYSE rules, in no event may we issue to BRPC II under the Purchase Agreement more than 16,825,366 shares of common stock, which number of shares is equal to 19.99% of the shares of the common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with the applicable NYSE rules. The Exchange Cap is not applicable to issuances and sales of common stock pursuant to VWAP Purchases and Intraday VWAP Purchases that we may effect pursuant to the Purchase Agreement, to the extent such shares of common stock are sold in such VWAP Purchases and Intraday VWAP Purchases (as applicable) at a price equal to or in excess of the applicable “minimum price” (as defined in the applicable listing rules of the NYSE) of the common stock, calculated at the time such VWAP Purchases and Intraday VWAP Purchases (as applicable) are effected by us under the Purchase Agreement, if any, as adjusted to take into account our issuance of the Commitment Shares to BRPC II and our reimbursement of a certain amount of BRPC II’s legal fees and expenses. Moreover, we may not issue or sell any shares of common stock to BRPC II under the Purchase Agreement which, when aggregated with all other shares of common stock then beneficially owned by BRPC II and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13d-3 thereunder), would result in BRPC II beneficially owning more than 4.99% of the outstanding shares of common stock.
From and after Commencement, we will control the timing and amount of any sales of common stock to BRPC II. Actual sales of shares of common stock to BRPC II under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the common stock and determinations by us as to the appropriate sources of funding for us and our operations.

U.S. Department of Energy Cost Sharing Grant
In October 2022, we were awarded a $50.0 million cost sharing grant from the U.S. Department of Energy. This cost sharing grant is dependent on the successful negotiation of a final contract, and among the terms to be finalized are the portion of relevant costs that will be covered by the grant.
Known Trends, Demands, Commitments, Events, or Uncertainties Impacting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Establishing Manufacturing Capacity
While we have manufactured on a kWh-scale capacity to date, we have started our phased build out of capacity with parallel paths. We have received the first large-scale anode production machine from Centrotherm at our current facility in Fremont. We are customizing the machine for our production processes and must then complete tuning and testing before the machine goes online for production purposes. We expect this machine to increase our capacity for silicon anode production to approximately 2 MWh by the end of 2023. This is expected to accelerate our development of technological processes for building batteries at a GWh-scale as we prepare, in parallel, for the design and build of our high volume manufacturing facility using the proceeds obtained from the Business Combination and, if any, the Committed Equity Financing. Achieving capacity at commercial scale of high energy density lithium-ion batteries will require us to make significant capital expenditures to scale our production capacity and improve our supply chain processes. Based on our current expectations, we estimate that our capital equipment expenditures will range between $120.0 million and $150.0 million to achieve 1.0 GWh per year of manufacturing capacity, and that it will take approximately two years following the Closing to start volume manufacturing. Because our silicon nanowire anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes.
We have begun selection of sites for a GWh-scale manufacturing facility, and we plan to procure manufacturing equipment that allows for cathode fabrication, battery assembly, and battery testing from equipment suppliers. To achieve capacity at commercial scale, we need to establish supply relationships for necessary materials, components and equipment to mass produce the silicon nanowire technology for our prospective markets, which will allow us to develop an automated, high-volume manufacturing line to increase production volume. The capacity and timing of our future manufacturing requirements, and related capital expenditures, remain uncertain and will depend on a variety of factors, including our ability to design and construct new manufacturing sites and develop an automated, high-volume manufacturing line for our silicon nanowire anode, to mitigate supply chain constraints and manage a new labor force, to utilize planned capacity in our existing facilities, and to operate in new geographic areas apart from our current headquarters. Our potential suppliers and other equipment vendors may also encounter delays, additional costs, and other obstacles in building our manufacturing line, which are currently unknown. To the extent we are unable to develop an automated, high-volume manufacturing line for our silicon nanowire anode, our ability to grow will be adversely affected. Additionally, although we have tested and validated the performance of our products on one supplier’s platform, there is uncertainty as to whether our planned manufacturing line will be successful. We expect our capital expenditures to increase each as we ramp up our manufacturing capacity and expand operations.
Reducing Costs of Manufacturing
We believe the focus on reducing the manufacturing costs of our batteries on a $/kWh basis is an important factor to accelerate the demand for our batteries and the expansion of our customer base. As a result, we will continue to work to develop further and validate our manufacturing processes to enable high volume manufacturing and reduce manufacturing costs. The production of our silicon nanowire anode requires different equipment than traditional graphite anode manufacturing. Therefore, our capital equipment costs are likely to be initially higher than equipment used for the production of graphite anodes. As we scale, we believe we will benefit from reduced per-unit fixed costs, such as overhead, labor and capital expenditures, tool utilization improvements and volume pricing for equipment and materials. We will also seek to reduce costs by optimizing material utilization, throughput and yield. This is complemented by further intentions to continue to invest in research and development to improve both battery performance and manufacturing processes. However, until we are able to successfully design and implement an automated, high-volume manufacturing line for our silicon nanowire anode and manufacture our batteries at scale, we cannot accurately forecast our manufacturing costs, which may adversely affect our ability to achieve reduced costs in our manufacturing processes.

Highly Competitive Market
Our competition includes both established manufacturers and new entrants that are developing new battery technologies and chemistries to address the growing market for electrified transportation solutions. We believe the manufacturers of these batteries will continue to invest funds, time and effort to improve the capabilities of their batteries with the recent developments of silicon batteries as a potential alternative to conventional graphite batteries. Currently, we are the only known manufacturer using a 100% silicon anode that is free of any inactive additives. We believe we are the leading company in the market that has a high-performance battery that can meet the requirements of aviation applications. The electric vehicle (“EV”) battery industry has a limited number of commercially available batteries that meet the minimum performance specifications. This creates a fast-growing and highly competitive industry for many battery manufacturers to claim market share for commercially acceptable batteries. We believe that there is significant room for improvement in the EV industry in driving range and fast charging capabilities that our silicon nanowire technology can address. To compete in the EV industry, the reduction of manufacturing costs is a significant objective in addition to improving cycle life, increasing form factors and improving production quantity. A primary concern is that many of our competitors and potential future entrants may be better capitalized to expand production capacities, have greater resources to commercialize and have greater access to customers. As such, we may be at a competitive disadvantage and be unable to retain or grow our market share.
Product Development
We expect to continue investing in the development of battery technology with the goal of enabling commercial production after the completion of our new GWh-scale manufacturing facility. We continue to develop customized battery solutions and deliver standardized samples (i.e., prototypes) of batteries to industry leading manufacturers as well as the federal government. We plan to focus our research and development on the following key areas:
•Improving battery life: To continue to meet the specific needs of our customers and drive adoption of our batteries in new areas of electrified transportation, including the EV space. We are working with chemical compounds as potential additives to the silane gas we use to produce our silicon nanowire anodes, which have demonstrated the potential to improve cycle life without negatively impacting other performance characteristics such as energy density.
•Further improvements to energy density: We are engaged in ongoing development activities to explore different cathode materials, including a conversion cathode, to further improve the energy density of our batteries.
•Larger cell form factors: The batteries we have developed and are developing for our customers are typically approximately 2-15Ah for small-sized aircraft. As we expand our customer base, we expect to develop larger form factor batteries for broader electrified transportation applications.
As a result of these efforts, our goal is to fully realize the benefits of our silicon nanowire anode technology and develop the highest performing products in the market.
Regulatory Landscape
We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time. As we process, store, dispose of, transport, and use large amounts of hazardous materials, we are subject to laws and regulations surrounding battery safety and transportation, as well as health and production safety laws and regulations governing hazardous materials. We expect that environmental regulations under the Biden administration could, if adopted, facilitate market demand and revenue growth, while other potential regulations, if adopted, could result in additional operating costs. If we fail to comply with existing and future laws and regulations, our business and results of operations could be adversely affected, such as the imposition of fines, litigation, criminal charges, sanctions by regulators, or other liabilities. As future regulatory changes are uncertain, we are unable to measure the impact of such changes on our business and our results of operations.
Global Risks
The rapid global spread of the COVID-19 coronavirus since December 2019 has caused business disruption affecting production and sales across a range of industries. While the disruption is currently expected to be temporary, the extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the virus, and the impact on our customers, employees and vendors. Our customers may experience significant adverse effects on their cash flow and operations, leading to potential difficulty with purchasing and paying for our products, and therefore, a reduction in our revenues. We also experienced a 10% reduction in workforce as a result of the COVID-19 pandemic and the related temporary closure during the year ended December 31, 2020. However, during the year ended December 31, 2021 and continuing into 2022, our workforce numbers were restored, showing signs of recovery and growth of production activities and the continued flow of supply chains. From December 31, 2021 to September 30, 2022, we grew our workforce by 41%. The ultimate outcome of the pandemic is uncertain and, accordingly, the impact on our financial condition or results of operations is also uncertain. To date, and as a result of us not commencing full-scale commercial production activities, COVID-19 has not had a material impact on our interim unaudited condensed financial statements or our liquidity. We have not materially altered any terms with contractors, suppliers, customers, other business partners or our financing sources as a result of COVID-19.
Additionally, the military conflict between Russia and Ukraine, which began in February 2022, has had an adverse impact on the global economy and financial markets. Although our business has not been directly impacted by this ongoing military conflict, as we have no assets or operations, and we have not purchased materials from, Russia, Belarus or Ukraine, it is impossible to predict the extent to which our operations, or those of our customers, suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions and inflationary pressures, and the impact of such changes on our business and our results of operations are impossible to predict, but could be material.
Comparability of Financial Information
Our future results of operations and financial position may not be comparable to historical results as a result of the Business Combination. Since the Business Combination close, we have incurred, and expect to continue to incur, higher capital expenditures related to both the design and build out of our new GWh-scale manufacturing facility and the development of an automated, high-volume manufacturing line for our silicon nanowire anode, as well as higher costs for continued research and development efforts, compliance with regulatory matters and other general and administrative expenses, including those related to being a public company.
Basis of Presentation
Our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We carry on our business through one operating segment. Given that Amprius Holdings, which held approximately 99.6% of the Legacy Amprius common stock prior to the Business Combination, has not historically prepared financial statements for Legacy Amprius, the historical results for Legacy Amprius have been prepared from the financial records of Amprius Holdings on a carve-out basis derived from the accounting records of Amprius Holdings using the historical results of operations and the historical basis of assets and liabilities of our business, adjusted as necessary to conform to U.S. GAAP.
Components of Our Results of Operations
We currently operate a kWh-scale manufacturing line at our headquarters in Fremont, California. To meet the demand for our batteries, we are in the process of designing and then building a GWh-scale manufacturing facility, designing our automated, high-volume manufacturing line, and scaling up production. As a result, we expect our capital expenditures and working capital requirements to increase materially in the near future. Our ability in the future to generate revenue sufficient to achieve profitability will depend largely on our ability to scale production to meet the expected market demand for our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.
Revenues
We have historically generated revenues from providing both design services for the development of customized silicon-anode lithium-ion battery technology and selling our batteries to our customers. Our contracts typically contain a single performance obligation. Revenue is recognized at the point in time when final milestones are met (i.e., a final working prototype is delivered and meets all required specifications) or when the customer obtains control of the product, which is generally upon shipment.
Cost of Revenues
Cost of revenues includes materials, direct labor, allocated depreciation expense, and other direct and indirect costs related to revenue contracts. Labor consists of personnel-related expenses such as salaries and benefits, and stock-based compensation. Stock-based compensation expense included within cost of revenues is allocated based on the proportion of time spent by personnel in relation to manufacturing batteries and fulfilling customer contracts. Cost of revenues are expected to continue to increase as we incur expenses related to the design and build-out of our GWh-scale manufacturing facility.
We expense costs in the period incurred unless the costs meet three criteria to be capitalized as an asset: when the costs relate directly to a customer contract; we expect to generate or enhance resources of the business from performing the contract that will be used in satisfying future performance obligations; and we expect to recover such benefits. We recognize deferred costs as cost of revenues in the period when the related revenue is recognized. Cost of revenues also includes costs incurred that was in excess of the recoverable amount.
Research and Development (“R&D”) Expense
R&D expenses mainly consist of salaries and benefits, including stock-based compensation expense and other related personnel costs, depreciation, contract services, materials and supplies, other expenses from outside contractors and suppliers plus an allocation of indirect costs. These costs relate to the conceptual formulation and design of preproduction experimental prototypes and models, including the cost of equipment and material for which there is no alternative future use. R&D expenses are expensed as incurred. Stock-based compensation expense included within R&D expense is allocated based on the proportion of time spent by personnel in relation to innovating and introducing new batteries to our product line.
We anticipate that R&D expenses will increase for the foreseeable future as we continue to invest in activities to enhance product capabilities, build battery prototypes that meet our customers’ specifications, and test batteries.
Selling, General and Administrative Expense
Selling, general and administrative expenses consist primarily of costs incurred for salaries and personnel-related expenses, including stock-based compensation expense, outside contractor and professional service fees, audit and compliance expenses, legal, accounting and other advisory services, as well as allocated facilities and information technology costs including depreciation. Stock-based compensation expense included within selling, general and administrative expense is allocated based on the proportion of time spent by personnel in relation to marketing, administrative and corporate services.
We expect that our selling, general and administrative expenses will increase due to our operations as a public company, including expenses related to compliance with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as increased expenses for insurance (including director and officer insurance), investor relations activities and other administrative and professional services such as accounting, legal, regulatory and tax.
Other Income (Expense), Net
Other income (expense), net consists primarily of interest income and the gain on the forgiveness of a PPP loan.
Provision for Income Taxes
Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because it is not more likely that our deferred tax assets will be recoverable.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
The following table summarizes our results of operations during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue	$816	$330	$486	147%	$3,617	$1,556	$2,061	132%
Cost of revenue	2,284	1,986	298	15%	7,448	4,990	2,458	49%

Gross loss	(1,468)	(1,656)	188	(11)%	(3,831)	(3,434)	(397)	12%
Operating expenses:
Research and development	488	327	161	49%	1,340	978	362	37%
Selling, general and administrative	2,367	1,154	1,213	105%	6,223	2,508	3,715	148%
Total operating expenses	2,855	1,481	1,374	93%	7,563	3,486	4,077	117%
Loss from operations	(4,323)	(3,137)	(1,186)	38%	(11,394)	(6,920)	(4,474)	65%
Other income (expense), net	79	(4)	83	(2075)%	118	726	(608)	(84)%
Net Loss	$(4,244)	$(3,141)	$(1,103)	35%	$(11,276)	$(6,194)	$(5,082)	82%
Cost and operating expenses reported above include stock-based compensation as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Cost of revenue	$125	$86	$39	45%	$357	$250	$107	43%
Research and development expense	6	7	(1)	(14)%	20	11	9	82%
Selling, general and administrative expense	646	230	416	181%	1,746	441	1,305	296%
Total stock-based compensation	$777	$323	$454	141%	$2,123	$702	$1,421	202%
Revenue
Revenue increased by $0.5 million, or 147%, and $2.1 million, or 132%, to $0.8 and $3.6 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase was primarily due to the completion of customization design services of $0.3 million and $1.3 million during the three and nine months ended September 30, 2022, respectively. In addition, sales of standard battery cells increased by $0.2 million and $0.8 million during the three and nine months ended September 30, 2022, respectively.
Cost of Revenues
Cost of revenues increased by $0.3 million, or 15%, and $2.5 million, or 49%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase during the three months ended September 30, 2022 was primarily due to a $0.3 million increase in costs to fulfill design service contracts. The increase during the nine months ended September 30, 2022 was primarily due to a $1.6 million increase in costs to fulfill design service contracts and a $0.9 million net increase in production costs, which was mostly attributed to the expansion of our production capacity and increase in personnel involved in production.
Research and Development Expense
Research and development expenses increased by $0.2 million, or 49%, and $0.4 million, or 37%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase was primarily due to the increase in headcount and related increases in payroll and employee benefit costs, including stock-based compensation.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $1.2 million, or 105%, and $3.7 million, or 148%, during the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase was primarily due to an increase in headcount as we prepared to become a public entity including increases of $0.3 million and $1.0 million during the three and nine months ended September 30, 2022, respectively, in personnel-related costs and increases of $0.4 million and $1.3 million, during the same periods respectively, in stock-based compensation expense. Additionally, our professional fees, which primarily include legal and accounting support, increased by $0.4 million and $1.2 million during the three and nine months ended September 30, 2022, respectively, as we prepared to operate as a public company.

Liquidity and Capital Resources
Sources and Uses of Liquidity
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. To meet our contractual obligations, we must continually have sufficient highly liquid assets.
Prior to the Business Combination, we have financed our operations primarily through capital contributions from Amprius Holdings and revenue generated from operations. We do not expect to receive additional capital contributions from Amprius Holdings as we expect to rely on the cash on hand from the Business Combination, the private placement of 2,052,500 units (the “PIPE units”), each consisting of one share of common stock and one warrant (the “PIPE warrant”), at a price of $10.00 per unit, immediately prior to the closing of the Business Combination (such transaction, the “PIPE”) and proceeds from the Committed Equity Financing, if any. Our ability to become profitable is dependent upon future events, including obtaining adequate financing to fund our business plan, completing the design and build out of our GWh-scale manufacturing facility, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.
We expect our capital expenditures and working capital requirements to increase materially in the near future. We currently operate a kWh-scale manufacturing line at our headquarters in Fremont, California, which we are working to expand to achieve production on a MWh-scale. To meet the demand for our batteries, we are in the process of designing and then building a GWh-scale manufacturing facility. Based on our current expectations, we estimate that our capital equipment expenditures will range between $120.0 million and $150.0 million to achieve 1.0 GWh per year of manufacturing capacity, and that it will take approximately two years following the closing of the Business Combination to start volume manufacturing. We plan to build in a modular form where we can incrementally increase our manufacturing capacity and operate a MWh-scale manufacturing line at our Fremont headquarters until we achieve approximately 0.5 to 1.0 GWh per year of manufacturing capacity at our new GWh-scale manufacturing facility and then to further expand as needed through a Copy Exact methodology.
As of September 30, 2022, we had $73.8 million of cash and cash equivalents, which included the $70.9 million net proceeds from the consummation of the Business Combination on September 14, 2022. We believe that our cash on hand from the Business Combination, the PIPE, proceeds from the Committed Equity Financing, if any, and funding from the government, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months. We may, however, need additional cash as a result of being able to access all or a portion of the capacity of the Committed Equity Financing and/or if there are material changes to our business conditions or other developments, including unanticipated delays in the development of our high-volume manufacturing line, supply chain challenges, delays or unavailability of government funding, disruptions due to the COVID-19 pandemic, competitive pressures, and regulatory developments.
Actual sales, if any, of shares of common stock to BRPC II under the Committed Equity Financing will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may utilize the Committed Equity Financing. See “—Committed Equity Financing” for more information.
We may receive up to approximately $289.4 million from the exercise in full of all of our warrants for cash. However, the exercise price of our public warrants and private warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. If the market price for our common stock is less than $11.50 per share, in the case of the private warrants or public warrants, or $12.50 per share, in the case of the PIPE warrants, we believe warrant holders will be unlikely to exercise their warrants.
To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by reducing or delaying our production facility expansion, which may adversely affect our business, operating results, financial condition and prospects. For example, because we expect to expand through a Copy Exact methodology, to the extent we have less cash than expected and additional financing is unavailable on acceptable terms, we expect that we would reduce the initial production capacity of our large-scale facility and thereafter add capacity as appropriate. Any such reduction or delay may have an adverse impact on our business plan and our results of operations.
We have incurred net losses to date. For the three and nine months ended September 30, 2022, we incurred a net loss of $4.2 million and $11.3 million, respectively. We expect to incur additional losses and increased expenses in future periods, including those associated with the design and build out of our GWh-scale manufacturing facility, continued research and development efforts and increased employee headcount. We believe that building and operating a high-volume manufacturing facility will facilitate profitability. Management believes that its cash and cash equivalents on hand as of September 30, 2022 will be sufficient to fund our operating activities for at least the next twelve months.
Contractual and Other Obligations
We had operated under a space and facility sharing arrangement, categorized as an operating lease, with Amprius, Inc. (“Amprius Holdings”) in Fremont, California. Pursuant to the agreement, we used equipment owned by and space leased by Amprius Holdings in our operations. The current lease has an expiration date of June 30, 2024, with a single option to extend the lease for 60 months, which we are reasonably certain to exercise on behalf of Amprius Holdings. Effective May 1, 2022, we assumed this lease, which was initially entered into by Los Altos Fields, LLC and Amprius Holdings, and, as a result of the assignment, the space and facility sharing arrangement was terminated. Our expected minimum lease payments through June 30, 2024 are $0.9 million. If we elect to extend the lease, the additional expected minimum lease payments would be $3.1 million through June 30, 2029. See Note 11 to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We also enter into other contracts in the normal course of business with various vendors that generally provide for contract termination following a certain notice period. These contracts generally do not contain any minimum purchase commitments. Payments due upon cancellation under these contracts generally consist only of payments for services provided, expenses incurred up to the date of cancellation and de minimis termination penalties.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$
Net cash used in operating activities	$(8,184)	$(6,307)	$(1,877)
Net cash used in investing activities	(747)	(276)	(471)
Net cash provided by financing activities	71,578	19,693	51,885
Net increase in cash and cash equivalents	$62,647	$13,110	$49,537
Cash Flows Used in Operating Activities
Our cash flows used in operating activities to date have been primarily comprised of various personnel expenses related to expanding our business, as well as costs to support our increased production capacity related to our second manufacturing line that was placed into service in July 2021. We expect our expenses related to personnel, research and development, and selling, general and administrative activities to increase to support our transition into a public company, as well as to support our plans to increase manufacturing capacity.
Net cash used in operating activities during the nine months ended September 30, 2022 was $8.2 million, consisting primarily of our net loss of $11.3 million, adjusted for positive non-cash adjustments of $3.7 million and cash used by changes in our operating assets and liabilities of $0.6 million. The non-cash adjustments were primarily driven by $2.1 million in stock-based compensation expense and $1.1 million in depreciation and amortization expense. Net cash used by changes in our operating assets and liabilities of $0.6 million was primarily driven by an increase of $2.2 million in prepaid expenses attributed to prepaid insurance as insurance premiums, including director and officer insurance, increased for a public company, an increase of $0.5 million in accounts receivable primarily due to timing of invoices issued based on milestones achieved of our customization design services and additional standard cell shipments completed within the periods, and a decrease of $0.4 million in rental payments for our operating lease. These outflows were primarily offset by an increase of $2.3 million in accounts payable primarily attributable to payments of the transaction costs upon Closing of the Business Combination.

Net cash used in operating activities during the nine months ended September 30, 2021 was $6.3 million, consisting primarily of our net loss of $6.2 million, adjusted for positive non-cash adjustments of $1.0 million and cash used by changes in our operating assets and liabilities of $1.1 million. The non-cash adjustments were primarily driven by $1.1 million in depreciation and amortization expense, and $0.7 million in stock-based compensation expense. This was offset by a $0.7 million gain on forgiveness of the PPP loan in June 2021. Net cash used by changes in our operating assets and liabilities of $1.1 million was predominantly driven by a decrease of $1.8 million in accounts payable due to the payment of a significant portion of our legal obligations in the first quarter of 2021. Additionally, we experienced a further increase of $1.0 million in deferred costs primarily attributable to capitalized costs for design services contracts with two major customers. These outflows were primarily offset by a $1.5 million increase in deferred revenue from amounts invoiced as progress payments in advance of revenue recognition for the same two design services customers that resulted in the increased deferred costs.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2022 was $0.7 million, in comparison to $0.3 million in the nine months ended September 30, 2021. The increase in purchases in property and equipment during the nine months ended September 30, 2022 was primarily due to two advanced payments made for construction in progress during the third quarter of 2022.
Cash Flows Provided by Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2022 was $71.6 million, as compared to net cash provided by financing activities of $19.7 million in the nine months ended September 30, 2021. The increase in net cash provided by financing activities was primarily attributable to $71.1 million in proceeds from the reverse recapitalization and PIPE financing, net of transaction costs.
During the nine months ended September 30, 2021, cash provided by financing activities was primarily attributable to cash contributed from Amprius Holdings.
Related Party Transactions
We entered into related party transactions with Amprius Holdings in the ordinary course of business. On February 27, 2017, we entered into the Intercompany Services Agreement with Amprius Holdings, pursuant to which Amprius Holdings agreed to provide certain services to us, including financial and external reporting services, tax and general accounting services, engineering services, legal and patent-related services, services related to business development, information technology and human resources and other administrative services.
Prior to the distribution of Amprius Holdings’ subsidiaries in late January and early February 2022, the general and administrative expenses of Amprius Holdings were allocated among each subsidiary, including Amprius. After the distribution, such costs incurred by the Amprius Holdings were wholly allocated to Amprius as the only remaining subsidiary. For the one month ended January 31, 2022 and the year ended December 31, 2021, the fee for Amprius Holdings’ services pursuant to the Intercompany Services Agreement was 25% of total costs incurred by Amprius Holdings in connection with the services provided under the agreement. From February 2022, the fee for Amprius Holdings’ services pursuant to the Intercompany Services Agreement was 100% of total costs incurred by Amprius Holdings in connection with the services provided under the agreement. Pursuant to the termination agreement entered into by Amprius Holdings and the Legacy Amprius on June 8, 2022, the Intercompany Service Agreement was terminated upon the closing of the Business Combination on September 14, 2022. Allocated service costs were $0.1 million for the three months ended September 30, 2022 and 2021, and $0.7 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively, including costs related to stock-based compensation. The service costs allocated to us were accounted for as capital contributions by Amprius Holdings to Amprius.
Prior to the Business Combination, Amprius Holdings contributed capital to support our operations. Amprius Holdings provided $0.1 million and $14.7 million in capital contributions during the three months ended September 30, 2022 and 2021, and $0.9 million and $19.8 million during the nine months ended September 30, 2022 and 2021, respectively, in addition to the amounts allocated to us under the Intercompany Services Agreement.
Additionally, we purchased and may continue to purchase raw materials and development materials from two former subsidiaries of Amprius Holdings. In early 2022, ownership of each of these entities was transferred to the Amprius Holdings stockholders so that each could pursue its business separately. Following the spin-offs, Dr. Sun, our Chief Executive Officer and a member of our Board, has continued to serve on the boards of each of these entities and their respective holding companies. For periods prior to distribution of the subsidiaries of Amprius Holdings during the nine months ended September 30, 2022, such purchases recorded as cost of revenues totaled $0.1 million. There is no commitment on either party to continue such sales.
For more information regarding our related party transactions, see Note 13 to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. This means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, we have the option to adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. We have elected to use the extended transition period for complying with new or revised accounting standards unless we otherwise early adopt select standards.
We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250.0 million as of the prior June 30 or (ii) our annual revenue exceeded $100.0 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700.0 million as of the prior June 30.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements and interim unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q or in the Form S-1 filed with the SEC on September 30, 2022, that have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported income (loss) generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
For a discussion of our critical accounting estimates, see notes to financial statements and management’s discussion and analysis of financial condition and results of operations in our Form S-1 filed with the SEC on September 30, 2022.
Recent Accounting Pronouncements
See Note 2 to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to a variety of market-related risks, which broadly includes interest rate risk, credit risk, and inflation risk. These risks may affect our results of operations and cash flows.
Interest Rate Risk
We are exposed to interest-rate risk related to our interest-bearing bank deposits. Adverse changes in interest rates may affect our results of operations. Cash and cash equivalents as of September 30, 2022 was $73.8 million. Hypothetically, if our cash and cash equivalents remain the same and if the interest rate changes by 100 basis points, our interest income may change by approximately $0.8 million on a per annum basis.
We have no interest-bearing borrowings as of September 30, 2022.
Credit Risk
We are exposed to credit risk from our customers. Our customers may default on their obligations to us due to bankruptcy, lack of liquidity or other reasons. Although we regularly review our credit exposure to our customers, default risk may arise from events or circumstances that are difficult to foresee. We rely primarily on the creditworthiness of our customers and have limited recourse for collection. Our inability to assess creditworthiness of our customers could adversely affect our operating results and cash flows.
Inflation Risk
High inflation may affect our operating results and cash flows. However, we do not believe that inflation had a materially impact on our operating results and cash flows during the three and nine months ended September 30, 2022. If our costs become subjected to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of products we sell.
Item 4. Controls and procedures
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal controls over financial reporting identified as of December 31, 2021 that have not been remediated as of September 30, 2022. Based on additional procedures and post-closing review, management concluded that the condensed financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.
Remediation Plan for Material Weaknesses
Our management identified material weaknesses in our internal controls over financial reporting. These material weaknesses pertain to (i) inadequate design and maintenance of effective internal controls over our financial reporting and close process, which specifically relate to the inadequate controls on our review, analysis and approval of journal entries, and review of monthly financial statements; and (ii) lack of segregation of duties.
In order to address the material weaknesses, our management is taking the following remediation efforts:
•increased the size of our accounting team by hiring permanent employees for key roles to allow for improved segregation of duties;
•enhanced and continues to improve our monthly close process, including establishing a close schedule and close checklists, implementing review and reconciliation processes including performing detailed review and validation of journal entries, and implementing software to assist with financial reporting; and

•engaged an external specialist to assist in performing a risk assessment to identify key areas for improvement in accounting and financial reporting.
Our management believes that the remediation efforts described above will enable us to address the material weaknesses that were identified in a timely manner and maintain a properly designed and effective system of internal controls over financial reporting and provide appropriate segregation of duties. Our remediation efforts are in progress as of September 30, 2022. We will not be able to demonstrate that the material weaknesses have been fully remediated, or that our controls are operating effectively, until we complete our remediation efforts.
Changes in internal control over financial reporting
Except for the activities taken related to the remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent limitation on the effectiveness of internal control
Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our securities could decline, and you could lose part or all of your investment.
Summary of Risk Factors
Some of the material risks that we face include:
•If our batteries fail to perform as expected, our ability to develop, market and sell our batteries would be adversely affected.

•We may not succeed in developing a new high-volume manufacturing line that meets our requirements for cell quality, yield, throughput and other performance metrics.
•We may not meet our manufacturing cost targets, which would limit the size of our market opportunities.
•Our establishment of a volume manufacturing facility is subject to many risks, including, among others, risks relating to site acquisition, construction, permitting, delays, cost overruns, supply chain constraints, and operating in a new geographic area away from our current headquarters.
•We may not succeed in retaining and attracting key employees, particularly technical talent, needed to operate and build our business successfully.
•We may encounter delays and technical obstacles in developing new battery products such as different cell formats to meet varied market requirements.
•Certain components of our batteries are hazardous and pose safety risks that may cause accidents in our manufacturing facility.
•We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
•We may not be able to accurately estimate the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
•The battery market is intensely competitive. Competitors include new entrants and established companies, many of which have significantly greater resources than us.
•Our future sales opportunities depend in part on the growth of markets for battery-powered aviation applications. These applications may develop slower or at a size that is less than expected, to the extent they develop at all.
•Developments in alternative technology or other fossil fuel alternatives may adversely affect the demand for our battery products.
•We have pursued and may continue to pursue development agreements and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful.
•We may require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.
•We are an early stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.
•We identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.
•A significant portion of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
•We rely heavily on our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.
•We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.
•Our operations expose us to litigation, environmental and other legal compliance risks. Compliance with laws and regulations can be expensive, and our failure to comply with these laws and regulations may result in monetary damages and fines, adverse publicity and a material adverse effect on our business.
•We are or will be subject to anti-corruption and anti-bribery and anti-money laundering and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

•Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.
•There is no guarantee that our warrants will be in the money at the time they become exercisable, and they may expire worthless.
•We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your public warrants worthless.
Risks Related to Our Technology, Products and Manufacturing
If our batteries fail to perform as expected, our ability to develop, market and sell our batteries would be adversely affected.
Our batteries may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls and design changes. Our batteries are inherently complex and incorporate technology and components that have not been used for certain applications and that may contain defects and errors, particularly when first introduced to such applications. Although our batteries undergo quality control testing prior to release for shipment, there can be no assurance that we will be able to detect and fix all defects prior to shipment, and nonconformances, defects or errors could occur or be present in batteries that we release for shipment to customers. If our batteries fail to perform as expected, our customers may delay deliveries, our customer may terminate orders or we may initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, financial condition, prospects and results of operations.
Our battery architecture is different from our peers’ and may behave differently in customer use applications, certain applications of which we have not yet evaluated. This could limit our ability to deliver to certain applications. In addition, our historical data on the performance and reliability of our batteries is limited, and therefore our batteries could fail unexpectedly in the field resulting in significant warranty costs or brand damage in the market. Further, the silicon nanowire anode structure of our battery is different from traditional lithium-ion batteries and therefore our batteries could be susceptible to different and unknown failure modes leading our batteries to fail and cause a safety event in the field. Such an event could result in the failure of our end customers’ product as well as the loss of life or property, resulting in severe financial penalties for us, including the loss of revenue, cancellation of supply contracts and the inability to win new business due to reputational damage in the market. In addition, some of our supply agreements require us to bear certain costs relating to recalls and replacements of end products when such recalls and replacements are due to defects of our battery products that are incorporated in such end products.
We may not succeed in developing a new high-volume manufacturing line that meets our requirements for cell quality, yield, throughput and other performance metrics. Additionally, assuming we are able to develop a high-volume manufacturing line, it may be unreliable, require regular and significant maintenance and could be capital and resource intensive to operate.
To date, we have manufactured on a kWh-scale capacity. Our ability to manufacture our batteries at scale depends on the successful development of an automated, high-volume manufacturing line for our silicon nanowire anode that meets our requirements for cell quality, throughput, yield, and other performance metrics. Currently, we do not have a manufacturing line capable of producing our silicon nanowire anode batteries at scale. As part of our manufacturing expansion plans, in addition to designing and building a GWh-scale manufacturing facility, we are in the process of developing an automated, high-volume manufacturing line.
Although we have received our first large-scale anode production machine, we are customizing the machine for our production processes and must then complete tuning and testing before the machine goes online for production purposes. There is no guarantee that the customization, development and implementation of this manufacturing line will be successful. In addition, there is no guarantee that we will be able to correspondingly expand our manufacturing capacity for other battery components following the installation and implementation of such large-scale anode production machine. We, our potential suppliers and other equipment vendors may encounter significant engineering challenges, performance issues, delays, unforeseen development costs and other obstacles in building the high-volume manufacturing line, and if we are not successful, or if we encounter significant delays, our business, financial condition, prospects and results of operations would be adversely affected.
In addition, in order for us to produce our batteries at scale and at a cost advantage, we must achieve levels of cell quality, throughput, and yield demonstrated for mature battery production. As we have not produced our batteries at scale, our ability to achieve such rates is untested and subject to significant constraints and uncertainties. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our batteries in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation costs, costs associated with commissioning of machines, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fires, seismic activity and natural disasters, and problems with equipment vendors. Should operational risks materialize, they may result in lower yield, which would negatively affect our revenue growth and profitability.
Additionally, the development of the manufacturing line will require us to make intensive capital expenditures before we are able to benefit from such development. The manufacturing line may also suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Further, unexpected equipment malfunctions may significantly affect the intended operational efficiency, thus materially and adversely affecting our business, financial condition, prospects and results of operations.
We may not meet our manufacturing cost targets, which would limit the size of our market opportunities.
We will require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to the expansion of our manufacturing capacity, development of our high-volume manufacturing line, raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs. Our profitability will not only depend on our ability to successfully market our batteries, but also our ability to control our costs. Some of the processes in the manufacturing of our silicon nanowire anodes require chemical vapor deposition, or CVD, for which equipment is more costly than those involved in standard anode production techniques. If we are unable to cost efficiently design, manufacture, market, sell and distribute our batteries, our margins, profitability and prospects would be materially and adversely affected. We have not yet commenced high-volume production of our batteries, and any cost advantage for the production of our batteries at scale, compared to conventional lithium-ion batteries, will require us to manufacture at rates of cell quality, throughput, and yield demonstrated for mature batteries and battery material that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.
We rely on, and will continue to rely on, complex equipment for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We rely heavily on, and will continue to rely heavily on, complex equipment for our operations and the production of our batteries, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing equipment consists of many components, which may suffer unexpected malfunctions from time to time and may depend on repairs and spare parts to resume operations, which may not be available when needed. Problems with our manufacturing equipment could result in the loss of manufacturing equipment, damage to manufacturing facilities, monetary losses, delays, unanticipated fluctuations in production and personal injury to or death of workers. Should these precautions be inadequate or an event be larger than expected, we could have significant equipment or facility damage that would impact our ability to deliver our battery products and require additional cash to recover. In addition, in some cases, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. Any of these operational problems, or a combination of them could have a material adverse effect on our cash flows, business, financial condition, prospects or results of operations.
Furthermore, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing processes more quickly than expected. Moreover, as we scale the commercial production of our batteries, our experience may cause us to discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be negatively impacted.
Our establishment of a volume manufacturing facility is subject to many risks, including, among others, risks relating to site acquisition, construction, permitting, delays, cost overruns, supply chain constraints, and operating in a new geographic area away from our current headquarters.
We currently operate only at a kWh-scale manufacturing capacity. As part of our manufacturing expansion plans, we plan to design and build a GWh-scale manufacturing facility for our batteries, concurrently with the development of our high-volume manufacturing line for our silicon nanowire anode. We may not be successful in establishing our GWh-scale manufacturing facility. To date, we have commenced site selection for the new facility, but we have not yet secured a location or obtained the necessary licenses or permits for the manufacturing facility. In connection with the construction of the facility, we will need to identify and acquire the land or obtain leases for a suitable location appropriately zoned for activities involving hazardous materials, which will limit where we are able to locate the facility and may require us to pay a premium. In addition, we will need to operate the manufacturing facility in a new geographic area away from our current headquarters. If we fail to select an appropriate location, fail to complete the construction in an efficient manner, or fail to recruit the required personnel and generally manage our growth effectively, large-scale production of our batteries could be curtailed or delayed. Further, because our silicon nanowire anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes. Based on our current expectations, we estimate that our capital equipment expenditures will range between $120.0 million and $150.0 million to achieve 1.0 GWh per year of manufacturing capacity, and that it will take approximately two years following the Closing to start volume manufacturing. The actual costs and time to complete our silicon nanowire process may materially exceed such estimates, if we are able to at all. Even if we are successful in the establishment of the new facility, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, supply chain constraints, natural disasters, including earthquakes, fire, floods and typhoons, power failures, telecommunications failures, break-ins, war, riots, terrorist attacks and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, or cause the loss or corruption of data or malfunctions of software or hardware, and have a material adverse effect on our business.
We may not succeed in retaining and attracting key employees, particularly technical talent, needed to operate and build our business successfully.
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, particularly technical talent, and as a relatively small company with key talent residing in a limited number of employees, our operations may be severely disrupted if we lost their services. In particular, we are highly dependent on the services of Dr. Kang Sun, our Chief Executive Officer, and other senior technical and management personnel, including our executive officers, who would be difficult to replace.
If Dr. Sun or any other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business. As we build our brand and becomes better known, there is increased risk that competitors or other companies will seek to hire our personnel. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.
In addition, large-scale production in our new manufacturing facility will require us to hire and train highly-skilled personnel to operate the facility, including engineers, skilled workers and other laborers, and we may not be able to do so in the location at which our new manufacturing facility will be located. Recruiting and training such skilled staff will take significant cost and time, and an inability to do so timely or at all will inhibit the successful operation of the new manufacturing facility, thus negatively affecting our business.
Certain of our officers and other employees provide services to Amprius Holdings and other entities formerly affiliated with Amprius Holdings.
Certain of our officers and other employees provide services to Amprius Holdings. Also, Dr. Kang Sun, our Chief Executive Officer, serves on the boards of certain entities that were formerly affiliated with Amprius Holdings. As a result, there could be competition for the time and effort of these individuals. If such officers and other employees do not devote sufficient attention to the management and operation of our business, our financial results may suffer.
We may encounter delays and technical obstacles in developing new battery products such as different cell formats to meet varied market requirements.
Our customers often require unique battery configurations or custom designs for their products. Once we enter into contracts with customers to produce batteries for their products, we expect to tailor the design of our batteries specifically to the products that these customers manufacture. This development process requires not only substantial lead time between the commencement of design efforts for customized batteries and the commencement of volume shipments of the battery cells to the customer, but also the cooperation and assistance of the customer in order to determine the requirements for each specific application. Technical problems may arise that affect the acceptance of our battery products by the customers. Our ability to tailor our batteries to meet the needs of our customers is affected by whether we can, amongst other things:
•receive and maintain necessary intellectual property protections;
•obtain governmental approvals and registrations;
•comply with governmental regulations;

•further develop and refine our technology; and
•anticipate customer needs and preferences successfully.
If we are unable to design and develop new battery products that meet our customers’ requirements, we may lose opportunities to obtain purchase orders, and our reputation and prospects may be damaged.
Certain components of our batteries are hazardous and pose safety risks that may cause accidents in our manufacturing facility. We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
Due to the high energy density inherent in lithium-ion batteries, our batteries can pose certain safety risks, including the risk of fire. Accidents causing death or personal injury or property damage, can occur, and no high energy density battery will ever be 100% safe. For example, under certain abuse conditions, lithium-ion batteries can go into thermal runaway, which can result in fire. Although we incorporate safety procedures in the research, development, manufacture and transportation of batteries that are designed to minimize safety risks, the manufacture or use of our battery products may still cause accidents. Any accident, whether occurring at our manufacturing facilities or from the use of our battery products, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damage.
In addition, due to the harsh environments in which batteries are used—extremely low temperature and pressure, and combat for military applications—our batteries go through rigorous testing to ensure safe behavior under abuse-case conditions. Although such tests been successful to date, we cannot assure you such tests will be successful in the future. If we have to make design changes to address any safety issues, we may have to delay or suspend our planned production, which could materially damage our brand, business, financial condition, prospects and results of operations.
Product liability claims, even those without merit or those that do not involve our battery products, could harm our business, financial condition, prospects and results of operations.
A successful product liability claim against us, resulting from safety issues or otherwise, could require us to pay a substantial monetary award. We may not be able to cover any substantial monetary judgment against us. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our battery products and could have a material adverse effect on our brand, business, financial condition, prospects and results of operations.
We may not be able to accurately estimate the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is limited historical basis for making judgments on the demand for our batteries and our ability to develop, manufacture, and deliver our battery products. Our customers’ final purchase orders may not be consistent with our estimates. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs and result in unprofitable sales or write-offs. Given that our batteries are often customized to meet our customers’ specifications, they are susceptible to obsolescence due to their limited shelf life. Because we have no history of large-scale production, we may also be unable to forecast accurately the pace of manufacturing or the take-up of our battery products by our customers.
If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our battery products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of battery components in a timely manner, the delivery of our batteries to our potential customers could be delayed, which would harm our business, financial condition and results of operations. Producing additional battery products to make up for any shortages within a short time frame may be difficult, making us unable to fulfill the purchase orders, especially due to the customized nature of our batteries. In either case, our business, financial condition, prospects and results of operations may be adversely affected.

We may not be able to establish supply relationships for necessary materials, components or equipment or may be required to pay more than anticipated for components or equipment, which could negatively impact our business.
We rely on third-party suppliers for components necessary to develop and manufacture our batteries, including key supplies such as our silane gas, substrate foil, electrolytes, separators, and cathode materials. We face risks relating to the availability of these materials and components, including that we will be subject to demand shortages and supply chain challenges and generally may not have sufficient purchasing power to eliminate the risk of price increases for the raw materials and lines we need. For example, we expect to procure the silane gas needed for our manufacturing from REC Silicon ASA, a global supplier of silane and silicon materials; however, we expect that they will be unable to supply the volume required for highly scaled production. We are also in the process of collaborating with other key suppliers but have not yet entered into agreements for the supply of scaled production quantities of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, high-volume production of our batteries will be delayed and we will not be able to meet our production timelines.
Separately, we may be subject to various supply chain requirements regarding, among other things, conflict minerals and labor practices. We may be required to incur substantial costs to comply with these requirements, which may include locating new suppliers to replace existing ones. We may not be able to find any new suppliers for certain raw materials or components required for our operations, or such suppliers may be unwilling or unable to provide us with products.
We expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. We expect to use various materials in our batteries that will require us to negotiate purchase agreements and delivery lead-times on advantageous terms. We may not be able to control fluctuation in the prices for these materials or negotiate agreement with suppliers on terms that are beneficial to us. Substantial increases in the prices for our raw materials, or our inability to reduce our raw material costs as we scale, would negatively impact our prospects.
Any disruption in the supply of components or materials could temporarily disrupt research and development activities or production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our business, financial condition, prospects and results of operations.
We are actively monitoring the impacts of Russia’s invasion of Ukraine and continuing to assess its potential to adversely affect our business. Our business has not been directly impacted by this ongoing military conflict, as we have no assets or operations, and we have not purchased materials from, Russia, Belarus or Ukraine. To date, we have not experienced any material disruption in our business. Accordingly, we have not yet taken measures to mitigate potential adverse effects of such conflict. However, the length and outcome of Russia’s invasion of Ukraine is highly unpredictable. The conflict may continue to cause significant market and other disruptions, including significant volatility in commodity prices, supply of components and supply chain interruptions, which could adversely and adversely affect our business, financial condition, prospects and results of operations.
Currency fluctuations, geopolitics, trade barriers, embargoes, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key components for our batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could further materially and adversely affect our business, financial condition, prospects and results of operations.
Risks Related to Our Business and Industry
The battery market is intensely competitive. Competitors include new entrants and established companies, many of which have significantly greater resources than us. Our battery products must compete with advances in new battery chemistries and manufacturing methods as well as continued improvements in conventional batteries and battery anodes.
The battery market in which we compete continues to evolve rapidly and is highly competitive. To date, we have focused our efforts on our silicon nanowire technology, which is designed to outperform conventional lithium-ion battery technology and other battery technologies. However, lithium-ion battery technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than us and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, lithium-ion battery manufacturers may make improvements in energy density faster than they have historically, continue to reduce cost and expand supply of conventional batteries and therefore reduce our energy density advantage and price premium, which would negatively impact the prospects for our business or negatively impact our ability to sell our battery products at a market-competitive price and sufficient margins.
There are a number of companies seeking to develop alternative approaches to lithium-ion battery technology. We expect competition in battery technology to intensify. Developments in alternative technologies or improvements in batteries technology made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. If we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our silicon nanowire technology, our business will be harmed.
We expect to commit significant resources to scale our battery manufacturing capacity and maintain a competitive position, and these commitments may be made without knowing whether such investments will result in products potential customers will accept. There is no assurance we will successfully identify new customer requirements, develop and bring our batteries to market on a timely basis, or that products and technologies developed by others will not render our batteries obsolete or noncompetitive, any of which would adversely affect our business, financial condition and results of operations.
Customers will be less likely to purchase our batteries if they are not convinced that our business will succeed in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed in the long term. Accordingly, in order to build and maintain our business, we must maintain confidence among current and future partners, customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, market unfamiliarity with our battery products, any delays in scaling manufacturing, delivery and service operations to meet demand, competition and uncertainty regarding our production and sales performance compared with market expectations.
Our future sales opportunities depend in part on the growth of markets for battery-powered aviation applications. These applications may develop slower or at a size that is less than expected, to the extent they develop at all.
Our growth and future demand for our battery products is dependent in part upon the adoption by consumers of alternative fuel vehicles in general and battery-powered aviation applications in particular. The market for new energy vehicles is still evolving, characterized by changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors.
Market estimates and growth forecasts are also subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. For example, if the assumptions that we base our market forecasts on, including the continued development and availability of high performance batteries at a competitive price point, OEM investment in aircraft and software, consumer preference and, with respect to electric air transportation, regulatory approval and the requisite infrastructure, are incorrect, this expected growth may occur slower than expected, if it occurs at all. If the market for battery-powered applications in general does not develop as expected, or develops more slowly than expected, our business, financial condition, prospects and results of operations could be harmed.
Developments in alternative technology or other fossil fuel alternatives may adversely affect the demand for our battery products.
Significant developments in alternative technologies, such as fuel cell technology, advanced diesel, ethanol or natural gas, or breathing batteries, may materially and adversely affect our business, financial condition, prospects and results of operations in ways that we may not currently anticipate. Existing and other battery technologies, fuels or sources of energy may emerge as customers’ preferred alternatives to our battery products. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative products, which could result in decreased revenue and adversely affect our prospects.
Our research and development efforts may not be sufficient to adapt to changes in alternative fuels or aviation and EV technology. As technologies evolve, we plan to develop more efficient manufacturing process, and advanced battery chemistry, which may also negatively impact the adoption of our other battery products. However, we may not compete effectively with alternative systems if we are not able to develop, source and integrate the latest technology into our battery products.
We have pursued and may continue to pursue development agreements and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful.
We have entered into development agreements and master supply agreements with certain of our customers, and may in the future enter into similar arrangements and development agreements with our customers, including with Airbus and the U.S. Army. While offering potential benefits, these strategic alliances with OEMs and others could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by our partners and costs of establishing and maintaining new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of our partners and, to the extent any of them suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with them. For example, if we rely on our partners’ manufacturing facilities, those operations would be outside of our control. We could experience delays if our partners do not meet agreed-upon timelines or experience capacity constraints, and in turn, we could lose customers and face reputational harm.
Our ability to grow will depend, in part, on our ability to contract with aviation and EV OEMs to incorporate our batteries in their products, which will require significant time and expense, and may not come to fruition.
Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to contract with aviation and EV OEMs. This process will require significant time and resources, especially for incorporation into EVs. For example, EV manufacturers frequently require several years of evaluation prior to incorporating new products, like our batteries, into their EVs. This evaluation process includes, among other things, extensive safety and abuse tests, performance tests and cost modeling. We have not begun this process with any EV manufacturers. Thus, our efforts to expand our manufacturing and sales to OEMs may not be successful, and may never result in products that achieve market acceptance, create additional revenue or become profitable, thus harming our business, financial condition, prospects and results of operations.
Our research and development efforts strive to create products that are on the cutting edge of technology and meeting the evolving requirements of our customers, but competition in our industry is high. To secure acceptance of our battery products, we must also constantly develop and introduce cost-effective, increasingly more scalable silicon nanowire batteries with enhanced functionality and performance to meet evolving industry standards. If we are unable to retain and grow our existing customer relationships, or convert early trial deployments into meaningful orders, our business, financial condition, prospects and results of operations could be materially adversely affected.
If existing customers do not make subsequent purchases from us or renew their contracts with us, our revenue could decline, and our results of operations would be adversely impacted.
We derive a significant portion of our revenue from existing customers that expand their relationships with us. Increasing the size and number of the deployments of our existing customers is an important part of our growth strategy. We may not be effective in executing this or any other aspect of our growth strategy.
For our customers who individually represent 10% or more of period revenue, our top four customers together accounted for 83% of our revenue for the nine months ended September 30, 2022 and our top two customers together accounted for 84% of our revenue for the nine months ended September 30, 2021. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future cash receipts or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our battery products, and there can be no assurance that our existing customers will continue to purchase from us.
Achieving renewal or expansion of deployments may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, our customers’ decisions to expand the use of our battery products depends on a number of factors, including general economic conditions, the functioning of our batteries, and our customers’ satisfaction with our battery products. If our efforts to expand within our existing customer base are not successful, our business may suffer.

We may require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.
We may need additional capital before we commence production at scale, and it may not be available on acceptable terms, if at all. For example, our capital budget assumes, among other things, that our development timeline progresses as planned and our corresponding expenditures are consistent with current expectations, both of which are subject to various risks and uncertainties, including those described herein, and, as needed, that we are able to utilize the Committed Equity Financing.
More specifically, we expect our capital expenditures and working capital requirements to increase materially in the near future, as we design our automated, high-volume manufacturing line and scale up production. Through this process, we expect our operating expenses will increase substantially on account of increased headcount and other general and administrative expenses necessary to support a rapidly growing company.
As a result, we may need to access the debt and equity capital markets, including through the Committed Equity Financing, to obtain additional financing in the future. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including:
•market conditions;
•the level of success with our current manufacturing capabilities;
•our operating performance;
•investor sentiment; and
•our ability to incur additional debt in compliance with any agreements governing our then-outstanding debt.
Additionally, the sale of a substantial number of securities under our Registration Statement on Form S-1 filed with the SEC on September 30, 2022 or to BRPC II in the Committed Equity Financing, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. See “—Risks Related to Ownership of Our Common Stock—The sale of all of the securities registered for resale in our Registration Statement on Form S-1 filed with the SEC on September 30, 2022 and future sales of substantial amounts of our securities in the public markets, or the perception that such sales could occur, could cause the market price of our securities to drop significantly, even if our business is doing well.”
Further, the military conflict between Russia and Ukraine, which began in February 2022, has had an adverse impact on the global economy and financial markets. Although our business has not been directly impacted by this ongoing military conflict, as we have no assets or operations, and we have not purchased materials from, Russia, Belarus or Ukraine, it is impossible to predict the extent to which our operations, or those of our customers, suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be material.
These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, references or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to generate sufficient funds from operations or raise additional capital, we may be forced to take actions to reduce our capital or operating expenditures, including by eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, financial condition, prospects and results of operations.
It is not possible to predict the actual number of shares we will sell under the Purchase Agreement to BRPC II, or the actual gross proceeds resulting from those sales.
On September 27, 2022, we entered into the Purchase Agreement with BRPC II, pursuant to which BRPC II committed to purchase up to $200,000,000 of shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to BRPC II at our discretion from time to time over the 24-month period beginning on the date of the Commencement.

We generally have the right to control the timing and amount of any sales of our shares of common stock to BRPC II under the Purchase Agreement. Sales of our common stock, if any, to BRPC II under the Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to BRPC II all, some or none of the shares of our common stock that may be available for us to sell to BRPC II pursuant to the Purchase Agreement.
Any shares of common stock issued in the Committed Equity Financing to BRPC II other than the Commitment Shares will be purchased by BRPC II at current market prices less a 3.0% fixed discount. Because the purchase price per share to be paid by BRPC II for the shares of common stock that we may elect to sell to BRPC II under the Purchase Agreement, if any, will fluctuate based on the market prices of our common stock at the time we elect to sell shares to BRPC II pursuant to the Purchase Agreement, if any, it is not possible for us to predict, prior to any such sales, the number of shares of common stock that we will sell to BRPC II under the Purchase Agreement, the purchase price per share that BRPC II will pay for shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by BRPC II under the Purchase Agreement.
Although the Purchase Agreement provides that we may sell up to an aggregate of $200,000,000 of our common stock to BRPC II, only 16,825,366 shares of our common stock were registered for resale under a registration statement on Form S-1 (the “Committed Equity Registration Statement”) filed with the SEC on September 30, 2022. If it becomes necessary for us to issue and sell to BRPC II under the Purchase Agreement more than the 16,825,366 shares being registered for resale under the Committed Equity Registration Statement in order to receive aggregate gross proceeds equal to $200,000,000 under the Purchase Agreement, we must first file with the SEC one or more additional registration statements to register under the Securities Act the resale by BRPC II of any such additional shares of our common stock we wish to sell from time to time under the Purchase Agreement, which the SEC must declare effective before we may elect to sell any additional shares of our common stock to BRPC II under the Purchase Agreement.
Under the applicable rules of the NYSE, in no event may the Company issue to BRPC II under the Purchase Agreement more than the Exchange Cap, unless the Company obtains stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with the applicable NYSE rules. The Exchange Cap is not applicable to issuances and sales of common stock pursuant to VWAP Purchases and Intraday VWAP Purchases that we may effect pursuant to the Purchase Agreement, to the extent such shares of common stock are sold in such VWAP Purchases and Intraday VWAP Purchases (as applicable) at a price equal to or in excess of the applicable “minimum price” (as defined in the applicable listing rules of the NYSE) of the common stock, calculated at the time such VWAP Purchases and Intraday VWAP Purchases (as applicable) are effected by us under the Purchase Agreement, if any, as adjusted to take into account our issuance of the Commitment Shares to BRPC II and our reimbursement of a certain amount of BRPC II’s legal fees and expenses. Moreover, the Company may not issue or sell any shares of common stock to BRPC II under the Purchase Agreement which, when aggregated with all other shares of common stock then beneficially owned by BRPC II and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13d-3 thereunder), would result in BRPC II beneficially owning more than 4.99% of the outstanding shares of common stock.
Any issuance and sale by us under the Purchase Agreement of a substantial amount of shares of common stock in addition to the 16,825,366 shares of common stock being registered for resale by BRPC II under the Committed Equity Registration Statement could cause additional substantial dilution to our stockholders. The number of shares of our common stock ultimately offered for sale by BRPC II is dependent upon the number of shares of common stock, if any, we ultimately elect to sell to BRPC II under the Purchase Agreement.
Our future growth and success depend in part on our ability to grow our customer base and effectively sell to a wide variety of customers.
Our potential customers are manufacturers of products that tend to be large enterprises or governmental agencies. Therefore, our future success will depend on our ability to grow our customer base and effectively sell to a wide variety of customers. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions.
Large organizations often undertake a significant evaluation process that results in a lengthy sales cycle. In addition, product purchases by large organizations are frequently subject to budget constraints, multiple approvals and unanticipated administrative, processing and other delays. Finally, large organizations typically have longer implementation cycles, require greater product functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. All of these factors can add further risk to business conducted with these potential customers.
In addition, if we were unable to maintain or increase our customer retention rates or generate new customers in a cost-effective manner, our business, financial condition and results of operations would likely be adversely affected. We cannot assure you that we will be able to maintain or grow our customer base in a cost-effective way. If we are unable to develop high quality products at scale, or introduce new products, we may fail to attract new customers or lose our existing customers, which could adversely affect our growth and profitability.
Our business model has yet to be tested and any failure to realize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
There is additional risk associated with new enterprises like Amprius, that are encountering new challenges and issues for the first time, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital requirements of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.
It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our business, financial condition, prospects and results of operations could be materially affected.
We are an early stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We have incurred significant operating losses since our inception. We incurred net losses of $11.3 million and $6.2 million during the nine months ended September 30, 2022 and 2021, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin scaled production of our batteries.
We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things: continues to incur significant expenses in connection with building out our high-volume manufacturing facility and manufacturing line; hiring the experienced scientific, quality-control, and manufacturing personnel needed to operate our scaled manufacturing processes; building up inventories of components for our batteries; increasing our sales and marketing activities; develop our distribution infrastructure; and increasing our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
If we fail to effectively manage our future personnel growth, we may not be able to market and sell our batteries successfully.
Our future success depends upon our ability to grow, and if we are unable to manage our personnel growth effectively, we may incur unexpected expenses and be unable to meet our eventual customers’ requirements, all of which could materially adversely affect our business, financial condition, prospects and results of operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of scientists, engineers, sales and marketing personnel, technical and manufacturing personnel and management personnel, and the availability of such personnel may be constrained. For more information, see “—We may not succeed in retaining and attracting key employees, particularly technical talent, needed to operate and build our business successfully.”
As we continue to grow, including from the integration of employees and businesses acquired in connection with future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability and our ability to retain and recruit qualified personnel who are essential for our future success. If we do not effectively manage our growth, we may not be able to execute on our growth plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements or manufacture high-quality battery products. Additionally, we may not be able to expand and upgrade our infrastructure to accommodate future growth.
Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations; result in weaknesses in our infrastructure, systems or controls; give rise to operational mistakes, financial losses, loss of productivity or business opportunities; and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures, which may lower our earnings, and may divert financial resources from other projects such as the development of new products and services. If we are unable to manage our growth effectively, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected and we may be unable to implement our business strategy.
We have been, and may in the future be, adversely affected by the global COVID-19 pandemic and/or any other pandemic.
We face various risks related to epidemics, pandemics and other outbreaks, including the recent COVID-19 pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. If a significant portion of our workforce is unable to work due to COVID-19 illness, quarantine or other government restrictions in connection with COVID-19, our operations may be negatively impacted. The spread of COVID-19 has also impacted our potential customers and suppliers by disrupting the manufacturing, delivery and overall supply chain of battery and device manufacturers. As a result, the effects of the COVID-19 pandemic could impact the availability of materials and resources necessary for our operations.
The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. For example, some employees at our headquarters located in Fremont, California were subject to a stay-at-home order from the state government for a period of time. These measures have and may continue to adversely impact our employees and operations and the operations of our suppliers, vendors and business partners, and may negatively impact our sales and marketing activities. In addition, various aspects of our business cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and could adversely affect our future manufacturing plans, sales and marketing activities, business and results of operations. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, suppliers, vendors and business partners.
The extent to which the COVID-19 pandemic continues to impact our business, financial condition, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.
There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain.
Certain members of our management do not have experience in operating a public company.
Certain of our executive officers do not have experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our recent transition to being a public company due to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the policies, practices or internal controls over financial reporting required of public companies in the United States. As a result, we may be required to pay higher outside legal, accounting or consulting costs than our competitors, and our management team members may have to devote a higher proportion of their time to issues relating to compliance with the laws applicable to public companies, both of which might put us at a disadvantage relative to competitors.

Our insurance coverage may not be adequate to protect us from all business risks.
We may be subject, in the ordinary course of business, to losses resulting from products liability, accidents, acts of God, and other claims against us, for which we may have no insurance coverage. As a general matter, the policies that we do have may include significant deductibles or self-insured retentions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, financial condition and results of operations.
We identified material weaknesses in our internal controls over financial reporting. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of Legacy Amprius’ financial statements for the year ended December 31, 2021, we identified two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The first material weakness related to Legacy Amprius not designing or maintaining an effective control environment specific to the areas of its financial reporting and close process, including ineffective review, analysis and approval of journal entries and ineffective review of monthly financial statements. This material weakness resulted in misstatements that were corrected prior to the completion and issuance of Legacy Amprius’ audited financial statements.
The second material weakness related to inadequate segregation of incompatible duties due to the small size of Legacy Amprius’ accounting and finance team.
In order to address these identified material weaknesses, we are in the process of increasing resources within our finance department, including the expansion of our accounting, control and compliance functions to develop and implement continued improvements and enhancements to address the overall deficiencies that led to the material weaknesses. Our management believes that these actions will enable us to address the material weaknesses that were identified in a timely manner and maintain properly designed and effective system of internal control over financial reporting and provide appropriate segregation of duties. However, these remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that it will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, to may adversely affect our reputation and business and the market price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.
In addition, it is possible that control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition, lead to a default under future indebtedness and otherwise have a material adverse effect on our business, financial condition, cash flow or results of operations.
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting for future annual reports on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Eventually, it is possible that our independent registered public accounting firm will also be required to audit the effectiveness of our internal control over financial reporting in future annual reports on Form 10-K to be filed with the SEC. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 in the future, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
Our ability to utilize our net operating losses, tax credit carryforwards, and certain other tax attributes to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If Legacy Amprius experienced an ownership change at any time since its incorporation, we may already be subject to limitations on our ability to utilize Legacy Amprius’ existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our or Legacy Amprius’ pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us. Further, because Legacy Amprius and Amprius Holdings were members of a consolidated group for U.S. federal income tax purposes up to the Closing Date, NOLs and other tax attributes of Legacy Amprius are available to be utilized by any member of the consolidated group. Accordingly, our existing NOLs and other tax attributes may not be available to offset future income tax liabilities.
There is also a risk that changes in law or regulatory changes made in response to the need for some jurisdictions to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic or for other unforeseen reasons, including suspensions on the use of net operating losses, tax credits, and other tax attributes, possibly with retroactive effect, may result in our and Legacy Amprius’ existing net operating losses, tax credits, or other tax attributes expiring or otherwise being unavailable to offset future income tax liabilities. Also, starting in fiscal year 2022, the Tax Cuts and Jobs Act requires taxpayers to capitalize research and development expenditures and to amortize domestic expenditures over five years and foreign expenditures over 15 years. If Congress does not modify or repeal this provision, it may result in the acceleration of future taxable income (and associated income tax liabilities) for us, beginning in fiscal year 2022. Any resulting income tax liabilities may reduce our cash flows beginning in fiscal year 2022.
The Internal Revenue Service (“IRS”) or other taxing authority could assert income tax liability against the Company, notwithstanding the provisions of the Tax Sharing Agreement.
Under the Tax Sharing Agreement with Amprius Holdings, Amprius Holdings generally would be required to indemnify the Company for the U.S. federal income tax liabilities of the U.S. federal consolidated group of which Amprius Holdings and Legacy Amprius were members (and any similar consolidated, combined or unitary tax group for state tax purposes) for taxable periods prior to (and including) the Closing Date (a “Consolidated Return Year”). The Tax Sharing Agreement also provides that Amprius Holdings will generally control any tax returns and any tax audits or other proceedings for the taxes addressed by the Tax Sharing Agreement. However, the Tax Sharing Agreement is not binding on the IRS or other state taxing authority, and does not prevent the IRS or other state taxing authority from asserting a tax claim against Legacy Amprius or the Company for any unpaid income tax liabilities of Legacy Amprius or Amprius Holdings for any Consolidated Return Year. If that were to occur, the Company would be required to seek indemnification against Amprius Holdings for payment of any amounts on such claims, and Amprius Holdings’ ability to satisfy such claims may depend on whether Amprius Holdings is able to sell sufficient shares of the Company to satisfy the tax liability.
The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, prospects and results of operations.
We currently, and expect to continue to, benefit from certain government subsidies and economic incentives including tax credits, rebates and other incentives that support the development and adoption of clean energy technology. For example, the Inflation Reduction Act of 2022 introduces or extends a number of tax credits to promote clean energy development. We cannot assure you that we will be able to benefit from such programs or that these subsidies and incentive programs will be available to us at the same or comparable levels in the future.

Specifically, in October 2022, we were awarded a $50.0 million cost sharing grant from the U.S. Department of Energy. The cost sharing grant is dependent on the successful negotiation of a final contract, and among the terms to be finalized are the portion of relevant costs that will be covered by the grant. Even if we are able to successfully negotiate a final contract, we may not receive any funding if we are not able to satisfy the terms of the grant, including any matching requirements. In addition, such funding may still be insufficient to complete the project. See “—Risks Related to Our Business and Industry—We may require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.”
Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of clean and renewable energy products or other reasons, may require us to seek additional financing, which may not be obtainable on commercially attractive terms or at all, and may result in the diminished competitiveness of the battery cell industry generally or our silicon nanowire battery cells in particular. Any change in the level of subsidies and incentives from which we benefit could materially and adversely affect our business, financial condition, prospects and results of operations.
A significant portion of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
We currently rely on U.S. government contracts (as a prime contractor or subcontractor) for a material portion of our revenue and to partially fund our research and development activities, and we believe that the success and growth of our business will continue to depend on our successful procurement of government contracts.
Sales to government agencies are subject to a number of challenges and risks. Selling to government agencies can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. We also must comply with laws and regulations relating to the formation, administration, and performance of contracts, which provide public sector customers rights, many of which are not typically found in commercial contracts.
Accordingly, our business, financial condition, prospects and results of operations may be adversely affected by certain events or activities, including, but not limited to:
•changes in fiscal or contracting policies or decreases in available government funding;
•changes in government programs or applicable requirements;
•changes in the political environment, including before or after a change to the leadership within the government administration, and any resulting uncertainty or changes in policy or priorities and resultant funding;
•appeals, disputes, or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;
•the adoption of new laws or regulations or changes to existing laws or regulations;
•influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers; and
•increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our subcontractors.
•Any such event or activity, among others, could cause governments and governmental agencies to delay or refrain from purchasing our battery products in the future, reduce the size or payment amounts of purchases from existing or new government customers, or otherwise have an adverse effect on our business, financial condition, prospects and results of operations.
Government contracts often also contain provisions and are subject to laws and regulations that provide government customers with additional rights and remedies not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:
•terminate existing contracts for convenience;

•reduce orders under or otherwise modify contracts;
•for contracts subject to the Truth in Negotiations Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not complete, accurate, and current;
•for some contracts, (i) demand a refund, make a forward price adjustment, or terminate a contract for default if a contractor provided inaccurate or incomplete data during the contract negotiation process and (ii) reduce the contract price under triggering circumstances, including the revision of price lists or other documents upon which the contract award was predicated;
•decline to exercise an option to renew a multi-year contract;
•claim rights in solutions, systems, or technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services, and disclose such work-product to third parties, including other government agencies and our competitors, which could harm our competitive position;
•prohibit future procurement awards with a particular agency due to a finding of organizational conflicts of interest;
•suspend or debar us from doing business with the applicable government; and
•control or prohibit the export of our battery products and technology.
Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. Current and new regulations or procurement requirements (including, for example regulations regarding counterfeit and corrupt parts, supply chain diligence, mandatory socioeconomic compliance requirements and cybersecurity) or changes to current requirements could increase our costs and risk of non-compliance. Failure to comply with government contracting laws, regulations and contract requirements, or adverse findings from a government audit or investigation can lead to criminal, civil or administrative proceedings (including pursuant to the False Claims Act), termination of contracts, forfeiture of profits, suspension of payments, adverse media coverage, fines and suspension or debarment from doing business with U.S. government agencies, all of which may have an adverse effect on our reputation, business, financial condition, prospects and results of operations.
Our technology and our website, systems, and data we maintain may be subject to intentional disruption, security breaches and other security incidents, or alleged violations of laws, regulations, or other obligations relating to data handling that could result in liability and adversely impact our reputation and future sales. We may be required to expend significant resources to continue to modify or enhance our protective measures to detect, investigate and remediate vulnerabilities to security breaches and incidents. Any actual or alleged failure to comply with applicable cybersecurity or data privacy legislation or regulation could have a material adverse effect on our business, reputation, results of operations or financial condition.
We expect to face significant challenges with respect to information security and maintaining the security and integrity of our systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. We also anticipate receiving and storing confidential business information of our partners and customers. Advances in technology, an increased level of sophistication and expertise of hackers, and new discoveries in the field of cryptography can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data. We may be a target for attacks designed to disrupt our operations or to attempt to gain access to our systems or to data that we possess, including proprietary information that we obtain from our partners pursuant to our agreements with them. We also are at risk for interruptions, outages and breaches of our and our outsourced service providers’ operational systems and security systems, our integrated software and technology, and data that we or our third-party service providers process or possess. These may be caused by, among other causes, physical theft, viruses, or other malicious code, denial or degradation of service attacks, ransomware, social engineering schemes, and insider theft or misuse. We have suffered security incidents in the past. In December 2021, we experienced a ransomware incident and notified certain employees of such incident. The security risks we and our outsourced service providers face could also be elevated in connection with the Russian invasion of Ukraine, as we and our outsourced service providers are vulnerable to a heightened risk of cyberattacks from or affiliated with nation-state actors, including retaliatory attacks from Chinese or Russian actors against U.S.-based companies.

The availability and effectiveness of our silicon nanowire anode technology and our ability to conduct our business and operations depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems we currently use or may use in the future in conducting our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security breaches and security incidents as a result of non-technical issues, including intentional or inadvertent acts or omissions by employees, service providers, or others. We currently use, and may use in the future, outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as us. Our ability to monitor our outsourced service providers’ security measures is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of personal, confidential, or other data, including data relating to individuals. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service and may adversely affect our reputation, business, financial condition, prospects and results of operations.
Significant capital and other resources may be required in efforts to protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving. In particular, ransomware attacks have become more prevalent in the industrial sector, which could materially and adversely affect our ability to operate and may result in significant expense.
In addition, we may face increased compliance burdens regarding such requirements with regulators and customers regarding our battery products and also incur additional costs for oversight and monitoring of our supply chain. These additional compliance and logistical burdens are attenuated through our international partnerships. We also cannot be certain that these systems, networks, and other infrastructure or technology upon which we rely, including those of our third-party suppliers or service providers, will be effectively implemented, maintained or expanded as planned, or will be free from bugs, defects, errors, vulnerabilities, viruses, ransomware, or other malicious code. We may be required to expend significant resources to make corrections or to remediate issues that are identified or to find alternative sources.
Any failure or perceived failure by us or our service providers to prevent information security breaches or other security incidents or system disruptions, or any compromise of security that results in or is perceived or reported to result in unauthorized access to, or loss, theft, alteration, release or transfer of, our information, or any personal information, confidential information, or other data could result in loss or theft of proprietary or sensitive data and intellectual property, could harm our reputation and competitive position and could expose us to legal claims, regulatory investigations and proceedings, and fines, penalties, and other liability. Any such actual or perceived security breach, security incident or disruption could also divert the efforts of our technical and management personnel and could require us to incur significant costs and operational consequences in connection with investigating, remediating, eliminating and putting in place additional tools, devices, policies, and other measures designed to prevent actual or perceived security breaches and other incidents and system disruptions. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause, and most jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data.
Further, we cannot assure that any limitations of liability provisions in our current or future contracts that may be applicable would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover claims related to a security breach or incident, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our reputation, financial condition, and results of operations.
Additionally, laws, regulations, and other actual and potential obligations relating to privacy, data hosting and other processing of data, data protection, and data security are evolving rapidly, and we expect to potentially be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs. Further, these laws, regulations, and other obligations are complex and evolving rapidly, and we cannot provide assurance that we will not be subject to claims, allegations, or other proceedings related to actual or alleged obligations relating to privacy, data protection, or data security. It is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. We anticipate needing to dedicate substantial resources to comply with laws, regulations, and other obligations relating to privacy and data security in order to comply. Any failure or alleged or perceived failure to comply with any applicable laws, regulations, or other obligations relating to privacy, data protection, or data security could also result in regulatory investigations and proceedings, and misuse of or failure to secure data relating to individuals could also result in claims and proceedings against us by governmental entities or others, penalties and other liability, and damage to our reputation and credibility, and could have a negative impact on our business, financial condition, prospects and results of operations.
Risks Related to Intellectual Property
We rely heavily on our intellectual property portfolio. If we are unable to protect our intellectual property rights, our business and competitive position would be harmed.
We may not be able to prevent unauthorized use of our intellectual property, which could harm our business and competitive position. We rely upon a combination of various intellectual property protections afforded by patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as contractual protections afforded by license agreements and other agreements, to establish, maintain and enforce rights in our proprietary technologies. In addition, we seek to protect our intellectual property rights through nondisclosure and invention assignment agreements with our employees and consultants, and through non-disclosure agreements with business partners and other third parties. Despite our efforts to protect our proprietary rights, third parties may, without proper authorization, attempt to copy or otherwise obtain and use our intellectual property or be able to design around our intellectual property. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take to prevent misappropriation may not be adequate, sufficient, or effective. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business, results of operations and financial condition. Moreover, certain proprietary technology that is stored on computer systems could be penetrated by intruders and potentially misappropriated. There is no guarantee that our efforts to protect our computer systems will be effective. In addition, existing intellectual property laws and contractual remedies may afford less protection than needed to safeguard our intellectual property portfolio.
Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Further, we have not established our intellectual property rights in all countries in the world, and competitors may copy our designs and technology and operate in countries in which it has not prosecuted our intellectual property. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, and competitors’ ability to design around our intellectual property would enable competitors to offer similar or better batteries, in each case potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which, would adversely affect our business, financial condition, prospects and results of operations.
We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.
Companies, organizations or individuals, including our current and future competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, distribute, or sell our battery products, which could make it more difficult for us to operate our business. From time to time, we may receive inquiries from holders of patents or trademarks inquiring whether we are infringing their proprietary rights and/or seek court declarations that they do not infringe upon our intellectual property rights. Companies holding patents or other intellectual property rights relating to batteries, electric motors or electronic power management systems may bring suits alleging infringement by our battery products of such rights or otherwise asserting their rights and seeking licenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:
•cease selling, incorporating or using products that incorporate the challenged intellectual property;

•pay substantial damages;
•obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms or at all; or
•redesign our batteries.
We have in the past experienced infringement claims from non-practicing organizations (sometimes referred to as “patent trolls”) filing lawsuits for patent infringement. For example, in December 2020, we settled a patent infringement case against us and agreed to make licensing payments in connection with such settlement. We may be subject to additional infringement claims in the future, and even if we believe such claims are without merit, such claims are time-consuming, expensive to litigate or settle and can divert management’s resources and attention. An adverse determination could require that we pay damages, which could be substantial, or stop using technologies found to be in violation of a third-party’s rights and could prevent us from selling our batteries. In order to avoid these restrictions, we may have to seek a license for the technology. Any such license may not be available on reasonable terms or at all, could require us to pay significant royalties and may significantly increase our operating expenses or otherwise seriously harm our business or operating results.
In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, financial condition, prospects and results of operations could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s attention.
We also license patents and other intellectual property from third parties, and we may face claims that our use of this intellectual property infringes the rights of others. In such cases, we may seek indemnification from our licensors under our license contracts with them. However, our rights to indemnification may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.
Our patent applications may not result in issued patents or our patent rights may be contested, circumvented, invalidated or limited in scope, any of which could have a material adverse effect on our ability to prevent others from interfering with our commercialization of our batteries.
Our patent applications may not result in issued patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. The status of patents involves complex legal and factual questions and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will afford protection against competitors with similar technology. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and is and will be developing our technology. In addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable. Furthermore, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to issued U.S. patents will be issued.
Even if our patent applications succeed and we are issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than what the United States provides. In addition, the claims under any patents that issued to us may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar or limit us from licensing, exploiting, or enforcing any patents issued to us. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that it needs to license or design around, either of which would increase costs and may adversely affect our business, financial condition, prospects and results of operations.
We may obtain licenses on technology that has not been commercialized or has been commercialized only to a limited extent, and the success of our business may be adversely affected if such technology does not perform as expected.
From time to time, we may license from third parties, technologies that have not been commercialized or which have been commercialized only to a limited extent. These technologies may not perform as expected within our silicon nanowire battery cells and related products. If the cost, performance characteristics, manufacturing process or other specifications of these licensed technologies fall short of our targets, our expected sales, costs, time to market, competitive advantage, future product pricing and potential operating margins may be adversely affected.
Risks Related to Litigation and Regulatory Compliance
Our operations expose us to litigation, environmental and other legal compliance risks. Compliance with laws and regulations can be expensive, and our failure to comply with these laws and regulations may result in monetary damages and fines, adverse publicity and a material adverse effect on our business.
We are subject to a variety of litigation, environmental, health and safety, investment screening and national security laws, and other legal compliance risks. These risks include, among other things, possible liability relating to product liability matters, personal injuries, intellectual property rights, contract-related claims, health and safety liabilities, employment-related liabilities, environmental matters, investment screening and national security laws, and compliance with U.S. and foreign laws, competition laws and laws governing improper business practices.
Our operations in the United States are subject to numerous environmental laws and regulations, including federal, state and local laws and regulations relating to, among other things: water; natural resources; discharges; emissions; chemicals; solid and hazardous waste storage, treatment and disposal; remediation of releases of hazardous materials; and contamination. Compliance with these laws can be difficult and costly. For example, battery life cycle management regulations and regulations governing the transport of batteries may impose substantial requirements on our operations in the United States. Our operations may be required to obtain and comply with environmental permits, many of which may be difficult and expensive to obtain and must be renewed on a periodic basis. A failure to comply with these laws, regulations or permits could result in substantial liabilities, including fines, penalties, the suspension or loss of permits, and possibly orders to cease the non-compliant operations. Our manufacturing process will have hazards such as, but not limited to, hazardous materials, machines with moving parts, and high voltage and/or high current electrical systems typical of large manufacturing equipment and related safety incidents. There may be safety incidents that damage machinery or manufacturing components, slow or stop production, or harm employees. Consequences may include litigation, regulation, fines, increased insurance premiums, mandates to temporarily halt production, workers’ compensation claims, or other actions that impact our brand, finances or ability to operate.
As a business with international reach, we are subject to complex laws and regulations, including investment screening laws, in jurisdictions in which we operate. Those laws and regulations may be interpreted in different ways. They may also change from time to time, as may related interpretations and other guidance. Changes in laws or regulations could result in higher expenses and payments, and uncertainty relating to laws or regulations may also affect how we conduct our operations and structure our investments and could limit our ability to enforce our rights.
Changes in environmental and climate laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in manufacturing designs, subject us to additional costs and restrictions, including increased energy and raw materials costs, and could increase environmental compliance expenditures. We are subject to various environmental laws and regulations on air emission, waste water discharge, solid waste, noise and the disposal of hazardous materials. Cobalt and lithium are toxic materials that are important raw materials in our batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. Under U.S. environmental regulations, we are required to maintain the pollutant emission levels at the facility within the levels prescribed by the relevant governmental authorities and obtain a pollution discharge permit for water and air emissions. Future changes to environmental laws or permit requirements could require us to install new control equipment or otherwise change operations in order to comply with any such change in laws or permit requirements. In addition, certain laws and regulations require enterprises like us that generate hazardous wastes to engage companies which are licensed and qualified to process the hazardous wastes, and to collect, store, dispose of and transfer the hazardous waste.
If we fail to comply with national and local environmental protection laws and regulations, the relevant governmental authorities may impose fines or deadlines to cure instances of noncompliance, and may even order us to cease operations if we fail to comply with their requirements. In particular, any breach by us in connection with requirements relating to the handling of hazardous wastes may subject us to monetary damages and fines. In addition, if any third party suffers any loss as a result of our pollutant emission practices, our improper handling of hazardous wastes or our noncompliance with environmental regulations, such third parties may seek damages from us.
We cannot assure you that we will be able to comply with all environmental laws and regulations at all times as the environmental legal regime is evolving and becoming more stringent, especially in the United States. Therefore, if these or other governments where we do business impose more stringent regulations in the future, we will have to incur additional substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspect or cause any loss to any third parties due to our pollutant emission practices, improper handling of hazardous wastes or other environmental noncompliance, we may suffer from negative publicity and may be required to pay substantial fines, pay damages to such third parties, or suspend or even cease operations, all of which may materially and adversely affect our business, financial condition, prospects and results of operations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.
We may be subject to review and enforcement actions under domestic and foreign laws that screen investments and to other national-security-related laws and regulations. In certain jurisdictions, these legal and regulatory requirements may be more stringent than in the United States and may impact battery companies more specifically. As a result of these laws and regulations, investments by particular investors may need to be filed with local regulators, which in turn may impose added costs on our business, impact our operations, and/or limit our ability to engage in strategic transactions that might otherwise be beneficial to us and our investors.
We are subject to a variety of laws and regulations related to the safety and transportation of our batteries. Our failure to comply with these laws and regulations may have a material adverse effect on our business and results of operations.
Many federal, state and local authorities require certification by Underwriters Laboratory, Inc., an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards, or other safety regulation certification prior to marketing battery cells. Foreign jurisdictions also have regulatory authorities overseeing the safety of consumer products. Our batteries may not meet the specifications required by these authorities. A determination that any of our battery products are not in compliance with these rules and regulations could result in the imposition of fines or an award of damages to private litigants.
In addition, lithium batteries have been identified as a Class 9 dangerous good during transport. To be safely transported (by air, sea, rail or roadways), they must meet various international, national, state and local authorities, including, for example, the provisions laid out in United Nations standard UN 38.3. This standard applies to batteries transported either on their own or installed in a device. UN 38.3 has been adopted by regulators and competent authorities around the world, thus making it a requirement for global market access. Our failure to manage the transportation of our batteries could subject us to increased costs or future liabilities.
Failure to comply with certain health and production safety laws and regulations governing hazardous materials could materially adversely affect our business and results of operations.
In the sourcing of our battery products throughout the world, we process, store, dispose of and otherwise use large amounts of hazardous materials. As a result, we are subject to extensive and evolving health and production safety laws and regulations governing, among other things: the health of our employees and safety production requirements regarding the generation, handling, storage, use and transportation of hazardous materials. Compliance with these laws and regulations results in ongoing costs. Failure to comply with these laws or regulations, or to obtain or comply with the relevant permits, could result in fines, criminal charges or other sanctions by regulators. Furthermore, we may be ordered to rectify a noncompliance within a stipulated deadline; and if we fail to do so, we may be ordered to cease operations. Our ongoing compliance with health and safety laws, regulations and permits could require us to incur significant expenses, limit our ability to modify or expand our facilities or continue manufacturing and make other capital improvements. In addition, private parties, including current or former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us or contained in our batteries.
We are or will be subject to anti-corruption and anti-bribery and anti-money laundering and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and possibly other anti-bribery and anti-corruption laws and anti-money laundering laws in various jurisdictions in which we conduct, or in the future may conduct, activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit us and our officers, directors, employees, business partners agents, representatives and third-party intermediaries from corruptly offering, promising, authorizing or providing, directly or indirectly anything of value to recipients in the public or private sector.

We may leverage third parties to sell our battery products and conduct our business abroad. We, our officers, directors, employees, business partners agents, representatives and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our officers, directors, employees, business partners agents, representatives and third-party intermediaries will not take actions in violation of applicable law, for which we may be ultimately held responsible. As our international activities and sales expand, our risks under these laws may increase.
These laws also require companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls and compliance procedures designed to prevent any such actions. While we have certain policies and procedures to address compliance with such laws, we cannot assure you that none of our officers, directors, employees, business partners agents, representatives and third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could subject us to whistleblower complaints, adverse media coverage, investigations, settlements, prosecutions, enforcement actions, fines, damages, loss of export privileges, and severe administrative, civil and criminal sanctions, suspension or debarment from government contracts, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our reputation, business, financial condition, prospects and results of operations. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
Our battery products may be subject to U.S. export control laws and regulations including the Export Administration Regulations (“EAR”), the International Traffic in Arms Regulations (“ITAR”), and trade and economic sanctions maintained by the Office of Foreign Assets Control (“OFAC”). As such, an export license may be required to export, reexport, or transfer our battery products to certain countries, end-users, and end-uses. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments, and persons, as well as for prohibited end-uses. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
Changes in our battery products or changes in export and import regulations in such countries may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our battery products globally or, in some cases, prevent or delay the export or import of our battery products to certain countries, governments or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing export, import or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations, could result in decreased use of our battery products by, or in our decreased ability to export or sell our battery products to, existing or potential end-customers with international operations. Any decreased use of our battery products or limitation on our ability to export to or sell our battery products in international markets could adversely affect our business, financial condition, and results of operations.
We may be subject to U.S. foreign investment regulations which may impose conditions on or limit certain investors’ ability to purchase our stock, potentially making the stock less attractive to investors. Our future investments in U.S. companies may also be subject to U.S. foreign investment regulations.
Certain investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.” Based on its export control classification, our battery technology is considered a “critical technology.”
CFIUS could choose to review past or proposed transactions involving new or existing foreign investors in us or in Amprius Holdings even if a filing with CFIUS is or was not required at the time of the transaction. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS policies and practices are rapidly evolving, and in the event that CFIUS reviews one or more proposed or existing investment by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to such investors. CFIUS could seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing our stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things).
Recent and potential tariffs imposed by the U.S. government or a global trade war could increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.
The U.S. government has and continues to make significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China has implemented, and continues to evaluate imposing additional tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on certain product categories imported from China. Such tariffs, if expanded to other categories, could have a significant impact on our business, particularly the importation of parts of our batteries and certain production equipment that are manufactured in China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have a material adverse effect on our business, financial condition and results of operations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention. For example, a future event that created additional U.S.-China tensions could potentially increase the risks associated with the business and operations of U.S.-based technology companies in China.
The U.S. or foreign governments may take additional administrative, legislative, or regulatory action that could materially interfere with our ability to sell products in certain countries. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that restrict our ability to operate in China. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.
From time to time, we may be involved in legal proceedings and commercial or contractual disputes, which could have an adverse impact on our profitability and financial position.
We may be involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including warranty claims and other disputes with potential customers and suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters.
Furthermore, our predecessor, Kensington Capital Acquisition Corp. IV, was a special purpose acquisition company (“SPAC”). SPACs have been subject to increased regulatory oversight and scrutiny, including from the SEC. Any governmental or regulatory investigation or inquiry related to the Business Combination or otherwise could have a material adverse effect on our business and negatively affect our reputation.
It is difficult to predict the outcome or ultimate financial exposure, if any, represented by these matters, and there can be no assurance that any such exposure will not be material. Such claims may also negatively affect our reputation.
Risks Related to Ownership of Our Common Stock
There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.
Our common stock and public warrants are listed on the NYSE under the symbols “AMPX” and “AMPX.W,” respectively. If the NYSE delists our securities from trading on its exchange for failure to meet the listing standards and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•a determination that our common stock is a “penny stock,” which will require brokers trading our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our common stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Anti-takeover provisions in our certificate of incorporation, Bylaws and Delaware law could make an acquisition of us more difficult, limit attempts by stockholders to replace or remove our management and limit the market price of our common stock.
Our certificate of incorporation (the “Certificate of Incorporation”), Bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our Board. These provisions include:
•authorizing “blank check” preferred stock, which could be issued by our Board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•prohibiting cumulative voting in the election of directors;
•providing that vacancies on our Board may be filled only by majority of directors then in office of the Board, even though less than a quorum;
•prohibiting the ability of our stockholders to call special meetings;
•establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to the Board;
•dividing directorships of our Board into three classes, each to be elected for a term of three years, so that only one class of directorships is up for election at each annual meeting of the stockholders; and
•specifying that special meetings of our stockholders can be called only by a majority of the Board, the chair of the Board, or our Chief Executive Officer.
These provisions may frustrate or prevent any attempts by stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, it is governed by the provisions of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
Our Bylaws provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a chosen judicial forum for disputes with us or our directors, officers, employees or stockholders.
Our Bylaws provide that, unless otherwise consented to by us in writing, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by, or otherwise wrongdoing by, any of our directors, officers, or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of the DGCL or our Certificate of Incorporation or our Bylaws; (iv) any action to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or our Bylaws; or (v) any other action asserting a claim that is governed by the internal affairs doctrine, in all cases subject to the court having jurisdiction over indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction. The Bylaws further provide that, unless otherwise consented to by us in writing, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to this provision. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find the choice of forum provision contained in the Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Concentration of ownership among our executive officers, directors and affiliates may prevent new investors from influencing significant corporate decisions.
As of September 30, 2022, our executive officers, directors and affiliates as a group beneficially own approximately 82.2% of the common stock outstanding. Additionally, certain of our executive officers and directors own interests in Amprius Holdings, which owns approximately 77.8% of our common stock outstanding, and certain of our directors are members of Amprius Holdings’ board of directors. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of us or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.
We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
As a public company, we face increased legal, accounting, administrative and other costs and expenses that Legacy Amprius did not face as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is likely that we will expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
Compliance with public company requirements has increased costs and made certain activities more time-consuming. A number of these requirements require us to carry out activities Legacy Amprius had not done previously. For example, our Board has committees that did not exist on the Legacy Amprius board of directors, and we have adopted new internal controls and disclosure controls and procedures. In addition, we are incurring expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. As a public company, it is also more expensive to obtain director and officer liability insurance. The additional reporting and other obligations imposed by these rules and regulations have and will continue to increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to spend money that could otherwise be used on our research and development programs and to achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
We do not expect to declare any dividends in the foreseeable future.
We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock and warrants would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
We qualify as an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2027. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we rely on these exemptions, which may result in a less active trading market for our common stock and its price may be more volatile.
Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We expect to remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250,000,000 as of the prior June 30, or (ii) our annual revenues exceeded $100,000,000 during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700,000,000 as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, comparison of our financial statements with other public companies may be difficult or impossible.
The sale of all of the securities registered for resale included in our Registration Statement on Form S-1 filed with the SEC on September 30, 2022 and future sales of substantial amounts of our securities in the public markets, or the perception that such sales could occur, could cause the market price of our securities to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our securities in the public market could occur at any time. Certain securityholders can sell, under our Registration Statement on Form S-1 filed with the SEC on September 30, 2022, up to 105,680,194 shares of our common stock constituting approximately 96.7% of our issued and outstanding Common Stock as of September 30, 2022 (assuming the exercise in full of all of the warrants registered thereunder).
These sales, any future sales of a substantial number of shares of our securities in the public market or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our securities. Despite such a decline in the public trading price, certain securityholders may still experience a positive rate of return on the securities they purchased due to the lower price that they purchased their shares compared to other public investors and be incentivized to sell its securities when others are not.
Additionally, we intend to file a registration statement to register shares served for future issuance under our equity compensation plans and the 14,216,131 shares issuable upon exercise of the options outstanding under the 2016 Plan. Upon the effectiveness of the registration statement, subject to the satisfaction of applicable vesting restrictions and the expiration or waiver of the lock-up restrictions contained in our bylaws, the shares issued thereunder will be available for immediate resale in the public market.
Further, we have filed a resale registration statement covering the resale by BRPC II of shares of our common stock that we may issue to BRPC II from time to time during the term of the Purchase Agreement. The purchase price for the shares that we may sell to BRPC II in the Committed Equity Financing will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. If and when we do sell shares to BRPC II, after BRPC II has acquired the shares, BRPC II may resell all, some, or none of those shares at any time or from time to time in its discretion. Therefore, sales to BRPC II by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to BRPC II, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.
As of September 30, 2022, approximately 89.8% of our outstanding shares of common stock are subject to lock-up restrictions. Sales of our common stock following the expiration of these lock-up restrictions or pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the market price of our common stock to decline if such equity holders sell or are perceived by the market as intending to sell any such securities, and make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.
We may issue additional shares of common stock under an employee incentive plan (including the 2022 Plan and the ESPP), or may issue preferred stock. Any such issuances would dilute the interest of our stockholders and likely present other risks.
We may issue a substantial number of additional shares of common stock under our employee incentive plan (including the 2022 Plan and the ESPP) or we may issue preferred stock. The issuance of additional securities:
•may significantly dilute the equity interests of our investors;
•may subordinate the rights of our stockholders if preferred stock is issued with rights senior to those afforded our common stock;
•could cause a change in control if a substantial number of securities are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
•may adversely affect prevailing market prices for our common stock and/or warrants.
Risks Related to Our Warrants
There is no guarantee that our warrants will be in the money at the time they become exercisable, and they may expire worthless.
The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. If the market price for our common stock is less than $11.50 per share, in the case of our private warrants and public warrants, or $12.50 per share, in the case of our PIPE warrants, we believe warrant holders will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.
We may redeem your unexpired public warrants prior to their exercise at a time that is disadvantageous to you, thereby making your public warrants worthless.
We have the ability to redeem outstanding public warrants or PIPE warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as may be adjusted), in the case of the public warrants, or $20.00 per share (as may be adjusted), in the case of the PIPE warrants, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to public warrant or PIPE warrant holders and provided certain other conditions are met. If and when the public warrants or PIPE warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants or PIPE warrants as set forth above even if the holders are otherwise unable to exercise the public warrants or PIPE warrants. Redemption of the outstanding public warrants or PIPE warrants could force you (i) to exercise your public warrants or PIPE warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your public warrants or PIPE warrants at the then-current market price when you might otherwise wish to hold your public warrants or PIPE warrants or (iii) to accept the nominal redemption price that, at the time the outstanding public warrants or PIPE warrants are called for redemption, may be substantially less than the market value of your public warrants or PIPE warrants.
We may amend the terms of the warrants in a manner that may be adverse to holders of warrants with the approval by the holders of at least 50% of the then outstanding warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
The public warrants and private warrants were issued in registered form under the respective warrant agreements. The Warrant Agreement, dated as of March 1, 2022 (the “Warrant Agreement”), by and among the Company and Continental Stock Transfer & Trust Company, provides that the terms of the public warrants and private warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and, solely with respect to any amendment to the terms of the private warrants or any provision of the Warrant Agreement with respect to the private warrants, 50% of the number of the then outstanding private warrants. The Warrant Agreement, dated as of September 14, 2022 (the “PIPE Warrant Agreement”), by and among the Company and Continental Stock Transfer & Trust Company, provides that the terms of the PIPE warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding PIPE warrants to make any change that adversely affects the interests of the registered holders of PIPE warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of such then-outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of such then-outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of common stock issuable upon exercise of a warrant.
The warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Outstanding warrants to purchase an aggregate of 47,935,224 shares of common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of the private warrants and public warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share. To the extent the warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Shares of common stock issuable pursuant to the warrants are not subject to lock-up restrictions. As such, once the warrants are exercised, the holder of such shares issuable upon the exercise of the warrants will be able to resell the shares to the market, subject to other applicable laws. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. Further, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, such warrants may expire worthless.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	September 14, 2022
3.2	Bylaws of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.2	September 14, 2022
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41314	4.1	September 14, 2022
4.2	Warrant Agreement, dated as of September 14, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	Form 8-K	File No. 001-41314	4.2	September 14, 2022
4.3	Form of Warrant Certificate (included in Exhibit 4.2)	Form 8-K	File No. 001-41314	4.2	September 14, 2022
10.1	Registration Rights Agreement, dated as of September 14, 2022, by and among the Company and the persons named therein	Form 8-K	File No. 001-41314	10.1	September 14, 2022
10.2	Form of Indemnification Agreement by and between the Company and its directors and officers	Form S-4/A	File No. 333-265740	10.12	August 9, 2022
10.3	Confirmatory Employment Letter with Dr. Kang Sun	Form 8-K	File No. 001-41314	10.3	September 14, 2022
10.4	Confirmatory Employment Letter with Sandra Wallach	Form 8-K	File No. 001-41314	10.4	September 14, 2022
10.5	Amended and Restated Confirmatory Employment Letter with Jonathan Bornstein	Form S-1	File No. 333-267683	10.10	September 30, 2022
10.6	Amended and Restated Confirmatory Employment Letter with Dr. Constantin Ionel Stefan	Form S-1	File No. 333-267683	10.11	September 30, 2022
10.7	Amprius Technologies, Inc. 2022 Equity Incentive Plan and forms of agreements thereunder	Form 8-K	File No. 001-41314	10.7	September 14, 2022
10.8	Amprius Technologies, Inc. 2022 Employee Stock Purchase Plan	424B3	File No. 333-265740	Annex E	September 1, 2022
10.9	Amprius Technologies, Inc. Outside Director Compensation Policy	Form 8-K	File No. 001-41314	10.9	September 14, 2022
10.10	Amprius Technologies, Inc. Executive Incentive Compensation Plan	Form 8-K	File No. 001-41314	10.10	September 14, 2022
10.11	Amprius Technologies, Inc. 2016 Equity Incentive Plan and forms of agreements thereunder	Form 8-K	File No. 001-41314	10.11	September 14, 2022
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
* These certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.

SIGNATURES

Amprius Technologies, Inc.:

November 14, 2022	By:	/s/ Dr. Kang Sun
(Date)		Dr. Kang Sun
Chief Executive Officer
(Principal Executive Officer)

November 14, 2022	By:	/s/ Sandra Wallach
(Date)		Sandra Wallach
Chief Financial Officer
(Principal Financial and Accounting Officer)