Form 10-K
period 2022-12-31
Amprius Technologies, Inc.
filed 2023-03-30
CIK 1899287

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-04321
__________________________________
AMPRIUS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)
__________________________________

Delaware	98-1591811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1180 Page Avenue, Fremont, California	94538
(Address of Principal Executive Offices)	(Zip Code)

(800) 425-8803
Registrant's telephone number, including area code
__________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	AMPX	The New York Stock Exchange
Redeemable warrants, each exercisable for one share of common stock at an exercise price of $11.50	AMPX.W	The New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $183.9 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors and by each person who owns 5% or more of the outstanding common stock as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 84,630,114 shares of common stock outstanding as of March 16, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III where indicated. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Index to Consolidated Financial Statements
i

Index to Consolidated Financial Statements
Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K of Amprius Technologies, Inc. (formerly known as Kensington Capital Acquisition Corp. IV, “Amprius,” the “Company,” “we,” “us,” or “our”) and in documents incorporated herein by reference may constitute “forward-looking statements” for purposes of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:
•our financial and business performance, including financial and business metrics;
•changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
•our ability to develop a high-volume manufacturing line and otherwise scale in a cost-effective manner;
•our ability to add manufacturing capacity and the costs and timing to add such capacity;
•the expected addressable market for our products;
•developments relating to our competitors and industry;
•our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;
•our future capital requirements and sources and uses of cash;
•our ability to obtain funding for our operations;
•our business, expansion plans and opportunities; and
•the outcome of any known and unknown litigation and regulatory proceedings.
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•our ability to execute our business model, including scaling production and increasing the addressable market for our products and services;
•our ability to raise capital;
•the outcome of any legal proceedings that may be instituted against us;
•the ability to maintain the listing of our securities on the New York Stock Exchange;
•the possibility that we may be adversely affected by other economic, business or competitive factors, including supply chain interruptions, and may not be able to manage other risks and uncertainties;
•changes in applicable laws or regulations;
•the effect of the COVID-19 pandemic and/or the military conflict between Russia and Ukraine, or other macroeconomic factors, on our business;
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
•other risks and uncertainties described in this Annual Report on Form 10-K, including risk factors discussed in Part I, Item 1A under the Heading, "Risk Factors".

Index to Consolidated Financial Statements
Part I
Item 1. Business

Overview
Amprius has developed and, since 2018, been in commercial production of an ultra-high energy density lithium-ion battery for mobility applications leveraging disruptive silicon anodes. Our silicon anode technology enables batteries with higher energy density, higher power density, and extreme fast charging capabilities over a wide range of operating temperatures, which results in our batteries providing superior performance compared to conventional graphite lithium-ion batteries. Our silicon anodes are a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries, and our manufacturing process leverages the manufacturing process for conventional lithium-ion batteries and the related supply chain.
Today, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems (“UAS”), such as drones and high-altitude pseudo satellites (“HAPS”). We believe our proprietary technology has the potential for broad application in electric transportation.
Our batteries and their performance specifications have been tested and validated for application by over 40 customers, including Airbus, AeroVironment, BAE Systems, the U.S. Army and Teledyne FLIR, and we have shipped over 10,000 batteries to date, which have enabled mission critical applications. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are defended by our portfolio of patents, trade secrets and know-how developed over 10 years of research and development.
We currently manufacture batteries on a kWh-scale manufacturing line at our headquarters in Fremont, California, where we believe demand for our batteries exceeds our manufacturing capacity. We are working to meet the expected demand in several rapidly growing addressable markets, including by designing and building a large-scale manufacturing facility that can produce batteries at GWh+ scale.
Our principal executive offices are located at 1180 Page Avenue, Fremont, California 94538, and our telephone number is (800) 425-8803. Our website is www.amprius.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). These reports and other information are also available, free of charge, at www.sec.gov. Information contained on, or that can be accessed through, the websites referenced in this Annual Report on Form 10-K are not a part of, and are not incorporated into, this Annual Report on Form 10-K.
Corporate Background and Liquidity
On September 14, 2022 (the “Closing Date”), Amprius completed a business combination pursuant to the Business Combination Agreement, dated May 11, 2022 (the “Business Combination Agreement”), by and among Amprius, Kensington Capital Merger Sub Corp., a wholly owned subsidiary of Amprius (“Merger Sub”), and Amprius Technologies Operating, Inc. (formerly known as Amprius Technologies, Inc., a Delaware corporation incorporated in March 2015) (“Legacy Amprius”). Pursuant to the terms of the Business Combination Agreement, Amprius changed its jurisdiction of incorporation by domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which Amprius changed its name to “Amprius Technologies, Inc.,” and a business combination between Amprius and Legacy Amprius was effected through the merger of Merger Sub with and into Legacy Amprius, with Legacy Amprius surviving as a wholly owned subsidiary of Amprius (together with the Domestication and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).
Unless the context otherwise provides, "Amprius", the “Company,” “we,” “us,” or “our” refer (i) prior to the Closing Date, to Legacy Amprius and (ii) after the Closing Date, to Amprius Technologies, Inc. and its subsidiaries, including Legacy Amprius. Prior to the Business Combination, Kensington Capital Acquisition Corp. IV is referred to herein as “Kensington.”
Prior to the Business Combination, we financed our operations primarily through capital contributions from Amprius, Inc. ("Amprius Holdings"), our former parent company and current majority stockholder, and revenue generated from operations. We expect to rely on cash on hand, which was $69.7 million as of December 31, 2022, as well as any

Index to Consolidated Financial Statements
proceeds from the Committed Equity Financing (as defined below) and government grants to meet our working capital and capital expenditure requirements for a period of at least twelve months. However, to the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. Additional capital may not be available on acceptable terms, if at all. Further, the likelihood that our warrant holders will exercise warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. To the extent we are unable to raise additional capital and we are unable to install the larger scale manufacturing process, discussed below, our ability to grow will be adversely affected. For more information, see "Risk Factors—Risks Related to Our Technology, Products and Manufacturing" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" below.
Industry Background
Traditional transportation has been powered by fossil fuel-based engines which have led to significant greenhouse gas emissions. A rising focus on sustainable energy use in transportation is leading to increased investments in technology, government incentives and consumer demand for the electrification of passenger and payload mobility. Among the mobility mediums experiencing a shift to electrification due to these trends are aircraft such as UAS, which includes drones and HAPS, and electric vertical take-off and landing ("eVTOL") planes, as well as ground-based electric vehicles ("EVs"). Critical and breakthrough battery technologies can facilitate and, in certain cases, enable the mass adoption of these electric transportation mediums by improving energy density, accelerating fast charging capabilities, extending battery life, and improving safety.
Aviation Industry
Unmanned Aerial Systems: UAS are aircraft that operate with no crew or passengers onboard and are guided by remote control or autonomously. Examples of UAS include drones and HAPS. UAS are the next generation aerial transportation technology utilized for surveillance, assessment, logistics, delivery, communications, and imaging, among other uses. Emerging technologies, such as Amprius’ silicon anode battery, offer lighter weight and/or more energy dense batteries, potentially overcoming current battery technology barriers and enabling faster adoption of UAS. Based on an Insider Intelligence article from April 2022, a Stratistics report from March 2022 and management estimates, the total addressable market for UAS batteries is expected to reach approximately $38.2 billion by 2025.
Drones: Drones are the most common type of UAS that are increasingly being utilized in various industries, including military and defense, agricultural, construction and logistics. One of the key barriers to wider adoption is the existing battery technology, which limits the flight range and payload capacity. Our batteries offer higher energy density, which enables longer range endurance, and, depending on customer specifications, lighter weight, which facilitates higher payload capacity.
High Altitude Pseudo Satellites: HAPS are alternatives for traditional satellites. When deployed, HAPS typically operate at stratospheric altitudes, approximately 12 miles (approximately 65,000 feet) above sea level. HAPS are being increasingly utilized to provide high-quality broadcast features, particularly in remote regions, which have limited terrestrial network coverage. HAPS generally use solar energy and battery storage as the power source to operate for long durations of time. As a result, lightweight, higher energy density batteries with the ability to operate in extreme temperature and pressure conditions are critical enablers. Amprius offers advanced battery technology suitable for application in HAPS, which is currently in use by prominent aerospace companies, like Airbus.
Electric Air Transportation: Population growth and urbanization are key megatrends that are stretching ground transportation infrastructure to its limits and resulting in significant greenhouse gas emissions. A potential mitigation strategy is expanding travel into the air, which is offered by eVTOL vehicles, a passenger aircraft that uses electric power to hover, takeoff, and land vertically. Historically, the electrification of passenger and cargo aircraft has lagged the adoption of electric automobiles in part because of the greater technical challenges. However, over the last few years there have been significant advancements in the key enabling technologies for eVTOL aircraft, such as the high energy density and robust performance batteries offered by Amprius. Continued improvements in battery energy density could allow eVTOL aircraft to increase their range, speed and payload, dramatically expanding the range of trips and further accelerating the adoption of electric air mobility. Based on Morgan Stanley’s May 2021 report and management estimates, the total global addressable electric air mobility battery market is forecasted to reach approximately $11.1 billion by 2025.
EV Industry
The electrification of ground transportation is being accelerated by regulatory pressure to meet sustainability benchmarks and growing consumer preference. Some of the largest global automotive OEMs expect to be 100% EV by

Index to Consolidated Financial Statements
2035. Market and Market’s February 2021 report estimates that the global electric vehicle battery market is expected to reach $67.2 billion by 2025. McKinsey & Company estimated in October 2021 that EV battery requirements will be 3,900 GWh in 2030, of which 2,400 GWh will be needed for passenger cars alone. While multiple battery chemistries exist today that meet current EV specifications, there is room for significant improvement. According to a recent Deloitte survey, two of the key consumer concerns with EV adoption are driving range and lack of charging infrastructure. Our batteries, which have been tested and validated by the U.S. Advanced Battery Consortium (“USABC”), as further described below, have the potential to help address both these concerns. As such, while our EV capable battery needs to be improved with respect to cycle life, form factor, cost and production quantity for us to compete with existing commercially available EV batteries, we believe that, as we grow and improve, we may be able to compete in the EV battery market.
Battery Requirements for Electric Transportation
Current battery technology creates a barrier in the near-term for the electric transportation market, especially for electric air mobility applications, as battery weight, size and recharging times would need to be improved for these operations to become commercial. The battery system must fulfill several key requirements:
•high energy density and specific energy in order to achieve long range endurance while enabling lighter weight;
•high power density to provide sufficient power at a specific instance, such as during aircraft take-off or landing;
•fast charging capabilities to enable high infrastructure throughput;
•operational in wide temperature and pressure ranges;
•safe to operate in a wide variety of conditions;
•a long calendar life and cycle life; and
•acceptable cost, which varies by application.
Our Solution
Today’s batteries typically utilize graphite as the anode material. Based on management’s estimates, we believe that graphite anodes have reached their theoretical limits for energy storage. We estimate that graphite anodes can only provide up to 355 mAh/g capacity for lithium storage, which can further degrade in extreme environments. We believe additional increases in the energy density for lithium-ion batteries are possible only by using active anode materials that have a higher capacity for lithium storage. Among such active materials, silicon is known to have the highest lithium storage capacity per unit mass or volume over any other element besides lithium itself.
In our batteries, we have replaced the graphite anode with a highly engineered silicon material that has a lithium storage capacity of approximately 3,400 mAh/g—nearly 10 times the highest capacity of known graphite anodes. By replacing graphite with silicon in the anode, we have significantly enhanced performance in batteries across energy density, power, charging time, safety and ability to operate in extreme environments.

Index to Consolidated Financial Statements
Our Competitive Strengths
Performance greatly exceeds conventional lithium-ion batteries commercially available today. The battery cells that we ship to our customers today significantly outperform commercially available conventional graphite battery cells. In particular, as shown in the table below, our batteries have approximately double the specific energy and energy density of graphite battery cells, and enable significantly faster charging time. We believe other next-generation battery technologies will require significant additional research, development and investment prior to being commercially viable.

Performance Metric	Graphite Anode Battery Cells (1)	(3)
Anode Capacity (mAh/g) (1)(2)	335-355	1,500-2,500
Specific Energy (Wh/kg)	~215-285	360-450
Energy Density (Wh/L)	~530-715	890-1,150
Charging Time to 80%	30 minutes	<6 minutes (4)
Rate Capability/Power	Up to 10C	Up to 10C
Cycle Life	500-1,000 cycles	200-1,200 cycles
Operating Temperature	-20 to 60[o]C	-30 to 55[o]C
(1) Other than cycle life, based on a survey of 18650 technical datasheets (ex. Panasonic NCR18650G) and iFixit reports on iPhone and Samsung batteries. For cycle life, based on Shmuel De-Leon: Li-Ion NCA / NMC Cylindrical Hard Case Cells Market 2021.
(2) Anode capacity for Graphite Anode Battery (full cells) uses typical N/P ratio of 1.05 – 1.10.
(3) Includes released Amprius products with energy and power cell designs.
(4) Based on Amprius’ High Power battery cells.
Unique suitability for aviation markets that require high power, specific energy and energy density. We believe the increased performance of our batteries enable certain electric aviation applications. Specifically, our batteries have high specific energy and energy density, to maximize payload and reduce weight, thereby extending flight radius; high power density, to enable vertical take-off and landing functionality; fast charge, to minimize the time required to recharge a battery; wide operating temperature, for high altitude applications operating in extremely low temperatures; and cycle life parity with graphite batteries, depending on customer specifications.
In March 2023, our new prototype battery cells were verified to deliver energy density >504 WH/kg and >1321 WH/L at 25°C. The performance was verified by a leading testing house offering comprehensive battery regulatory compliance, safety and performance testing. We believe our next-generation cells, when commercially available, will have the potential to expand boundaries for our customers and provide a tailored solution for applications that require heightened discharge times without compromising key features, such as aircraft payload, and without having to increase vehicle weight.
First mover advantage in emerging aviation markets. As a result of our success with Airbus and other tier-one customers, we have become an established market pioneer in providing high performance batteries to the aviation industry. Our reputation and commitment to delivering ultra-high performance batteries have enabled us to enter into several development and master supply arrangements with our customers. Over 40 of our customers have tested and confirmed that our batteries exceed the technical requirements for their applications, and we believe our market leadership in aviation will enable us to continue to grow our customer base.
Proven performance in demanding and abuse-tested environments. Safety is recognized as one of the most important factors of lithium-ion battery technology. Our silicon anodes operate at a voltage that is at least 100 mV higher than that of graphite anodes, which not only enables faster charging but also cell operation at lower temperatures, thereby improving cell safety and mitigating the risk of overcharging. Our batteries are also designed to be ultra-resilient and undergo rigorous abuse testing, including air cargo certification and specific tests for defense applications.
In December 2022, an independent third-party testing lab validated our 390Wh/kg polymer electrolyte cell by successfully passing the nail penetration test per the requirements of section 4.7.4.4. of the MIL-PRF-32383 (Military Performance Specification). The test is used to determine the feasibility of a specific product in combat scenarios. Cells

Index to Consolidated Financial Statements
tested in accordance with 4.7.4.4. shall not burn or explode, and the external temperature of each test sample shall not be greater than 338 degrees Fahrenheit (170 degrees Celsius) when penetrated by sharp objects. When conducting the test, a 0.113-inch diameter stainless steel nail is driven through a fully charged cell at a prescribed speed. The cell is deemed to have passed if there is no smoke or flame following the nail penetration.
Robust IP portfolio and know-how related to our silicon nanowire ecosystem. Our silicon anode technology has been refined and improved upon for over 10 years, and is protected by over 80 issued patents and pending applications. Core aspects of our technologies and processes are also protected by know-how and trade secrets developed by our team for more than 10 years.
Our Products and Customers
As evidenced by customer validation, design wins and recurring orders with Airbus, AeroVironment, Teledyne FLIR, among others, our battery technology is well positioned to address the rapidly growing markets within the aviation industry, specifically UAS and eVTOL. UAS and eVTOL applications have historically used conventional lithium-ion batteries as a means to promote product prototypes, but market participants are seeking advancements in battery technology. We believe that our silicon anode technology can be part of the solution, as we currently offer three product platforms: High Energy, High Power, and Balanced Energy/Power.
High Energy Products. Our High Energy products are designed to maximize specific energy for applications that do not have high power requirements. For applications that have a continuous discharge rate of less than C/2, our High Energy battery cells deliver a specific energy of over 425 Wh/kg, and at C/10, up to 450 Wh/kg. This product has been most frequently used by HAPS, which are frequently designed to carry a payload at high altitudes for extended periods, typically for weeks or months at a time, as they rely on solar power for operations during the day and need to store sufficient energy in the battery to keep the aircraft aloft during the night.
For example, our battery is the energy storage technology aboard the Zephyr S, a HAPS by Airbus. The Zephyr S is a stratospheric vehicle that is designed to fly for months at a time, at an altitude of approximately 70,000 feet. In 2018, after integrating our battery cells into the Zephyr S, Airbus set an endurance and altitude record by flying continuously for over 25 days. We continue to support the Zephyr S program and were presented the 2021 Innovative Supplier of the Year Award by Airbus.
High Power Products. Our High Power products are designed for applications that place a premium on high power capabilities. For conventional high power lithium-ion batteries, specific energy typically ranges between 100-200 Wh/kg at 1C. In comparison, our High Power battery cells offer 350 Wh/kg at 1C and over 300 Wh/kg at 5C. In addition, these High Power cells are capable of fast charging such that they can charge from 0% to 80% in less than 6 minutes without performance degradation to cycle life or energy density. This level of power capability, energy density, and fast charge capability is optimal for the air transportation industry. The air transportation industry consists of either fixed-wing or eVTOL solutions, both of which require high power capabilities to lift the craft from the ground into the air. After the craft has reached “cruising altitude,” the requirements shift from power to energy, which determines the range the aircraft can travel. Once the vehicle has landed, the turnaround time to get the vehicle back into the air becomes critical, which is why we have designed our High Power products with fast charge capabilities.
In 2020, we began design and verification discussions with potential eVTOL customers. In 2021, we began a technical evaluation engagement with a tier-one eVTOL provider to develop an eVTOL-optimized battery system to support the development and commercialization of their eVTOL fleet. In 2022, we expanded our technical engagements with four additional eVTOL OEMs.
Balanced Energy/Power Products. Our Balanced Energy/Power products are designed for applications that desire a balance between power and energy. Rated for up to 3C continuous discharge, our balanced cell gravimetric energy ranges between 410 Wh/kg at 0.2C discharge rate and 320 Wh/kg at 3C discharge rate. This range of power capability is important to our UAS customers and our products typically meet UAS devices high initial power requirements (between 1-3C for takeoff and landing), as well as operational requirements at C/2 for cruise or hover states.
Since 2021, our Balanced Energy/Power products have been designed into programs at AeroVironment and Teledyne FLIR, with commercial shipments beginning in 2022.
EV-Capable Products in Development. We are currently developing an EV capable cell. Competition in the EV industry is intense, with high production volume requirements, low pricing, and balanced performance criteria, creating a

Index to Consolidated Financial Statements
high barrier to entry against the incumbent solutions. Prior to us being able to effectively compete in the EV space, we will need to further improve cycle life, increase cell form factors, increase production quantity and reduce our costs.
Since 2017, we have been sampling our batteries with USABC, which has independently verified that we have met or exceeded the majority of their 2025 EV cell performance goals, including usable energy density, usable specific energy, power density and charge time. In 2022, we were awarded a contract from USABC in collaboration with the U.S. Department of Energy ("DOE") to develop a low-cost, fast-charge silicon anode battery that meets all of their 2025 EV cell characteristic targets. This program is scheduled to conclude in 2024 when we intend to deliver cells with a 99mm x 300mm (W x L) footprint and a capacity of at least 80Ah, having a beginning-of-life specific energy of no less than 400 Wh/kg, energy density of no less than 950 Wh/L, and a cycle life of 1,000 cycles.
Our Technology
Our proprietary silicon anode technologies solve for the inherent limitations of silicon anodes in lithium-ion cells. Silicon has historically been investigated as an anode material due to its intrinsic capability to store larger quantities of lithium per unit mass and volume compared to graphite. The main barrier preventing silicon from becoming more widely adopted across the battery industry is that the silicon material expands during charging as it absorbs lithium ions. For example, silicon particles may expand up to 300% during charging. After multiple charge and discharge cycles, silicon particles will crack, causing anode degradation and device breakdown.
Our proprietary silicon anode technology solves for the material expansion inherent with silicon. Our nanowire anodes start with a metal foil that is layered with a nanowire template and metallurgically attached to the metal foil substrate by a growth process. The nanowire template is coated with a low-density silicon and then encased by a thin layer of high-density silicon.
Our silicon anode generally contains more than 1,000,000 nanowires per square centimeter.
The nano-porosity of the low-density layer of silicon on each nanowire and the micro-porosity between the wires in our technology allows the silicon to expand at nano- and micro- meter levels when the anode is charged, with little to no damage to the anode.
Our anode structure also enables ions and electrons to travel in a straight path between and through the nanowires. In contrast, a particle structure results in ions and electrons traveling in a nonlinear, tortuous path. The straight path of our anode facilitates high electric and ionic conductivity, enabling high power and fast charging. Nanowires are always in electrical contact with the metal foil due to their growth rooted fabrication, while particles have to rely on particle-to-particle contact for electron transfer, which can easily be broken during cycling.
Our silicon anodes are considered 100% silicon based on the actual percentage of silicon of 99.5% to 99.9% which is within the range of acceptable purity levels that are considered 100%.
Manufacturing and Supply
We invented the proprietary silicon anode and its fabrication process. Our silicon anode is fabricated using chemical vapor deposition ("CVD") technology, and consists of three sequential steps. First, the nanowire template is grown by a thermally activated chemical reaction. Second, a low-density silicon coating is deposited by plasma enhanced CVD. Third, a high-density thin silicon surface layer is deposited by a thermally activated CVD process. These three steps replace all powder processing steps typically used in making graphite anodes, including powder mixing, slurry mixing, slurry coating, electrode drying and electrode calendaring. After fabrication, our product is the fully processed anode. This anode can then be assembled in cells with cathodes produced by manufacturing lines similar to those used in graphite anode cells. This fabrication process has been in commercial operation since 2018 with a kWh-scale manufacturing line at our headquarters in Fremont, California.
To develop the high volume anode fabrication tool needed for a GWh-scale manufacturing line, we have partnered with centrotherm international AG ("centrotherm"), a leading global supplier of tools used to produce wafers for solar cells. In October 2022, we received the first large-scale anode production machine, which is expected to increase our capacity for silicon anode production at our Fremont headquarters to approximately 2 MWh by the end of 2023. We have successfully fabricated silicon anodes with a solar wafer production tool made by centrotherm, but we will need to make certain modifications to the equipment for our needs. One modification is that we will replace wafers with large format foils, which we use in our kWh-scale production. This requires design and development of automated material handling for the

Index to Consolidated Financial Statements
foils. This is one of the principal engineering tasks in adapting the solar cell production equipment to our needs and will be undertaken in collaboration with an engineering design firm.
Completing design and development of the tool as well as the automated material handling and high volume production processes requires significant engineering. The ability to do so successfully and the timing of this effort may be subject to unforeseen complexities, component supply delays and other risks. Moreover, our manufacturing costs will depend not only on the cost of the tools but also on throughput, yield, efficiency of silane gas utilization and other factors. For more information, see Item 1A. Risk Factors including the risks described under “Risk Factors—Risks Related to Our Technology, Products and Manufacturing."
Although our anode processes differ from traditional anode manufacturing, the cathode and the rest of the cell—including electrolytes and separators—use conventional lithium-ion battery manufacturing tools and materials. Our silicon anodes are a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries.
On January 20, 2023, we entered into a nonbinding letter of intent to lease premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado. Subject to the finalization of the lease, we plan to build our GWh-scale manufacturing facility at this facility and procure manufacturing equipment for anode and cathode fabrication, cell assembly, and cell testing from established equipment suppliers. We have received commitments of state and local incentive packages providing approximately $10.0 million in tax incentives that are contingent on certain performance goals.
The dominant raw materials for our silicon anode include silane gas, which is used in making the silicon anodes, and electrodeposited nickel foil, which is used for the anode current collector substrate. As we increase manufacturing capacity, we expect to procure the silane gas from a global supplier of silane and silicon materials and will procure nickel foil from global suppliers of electrodeposited metals. Both silane gas and nickel foil are available commodity materials.
Due to its high capacity to store lithium relative to cathode materials, and to further increase the available lithium in the cell, the silicon anode can be prelithiated to a certain level (i.e., 10-20%) of its capacity before cell assembly. Prelithiation can be done electrochemically at low scale and by physical vapor deposition for large manufacturing volume. Equipment vendors have scaled-up or are scaling lithium evaporation equipment to GWh+ manufacturing volumes. We use electrochemical prelithiation in our current production and will integrate lithium evaporation steps in the anode manufacturing line.
Our Growth Strategy
Our goal is to become the market leader in high performance lithium-ion batteries for the transportation industry. In order to achieve that goal, we are pursuing the following growth strategies:
Complete large-scale manufacturing facility to meet customer demand and optimize costs. We operate a kWh-scale manufacturing line at our headquarters in Fremont, California. In January 2023, we entered into an amendment to the lease agreement of our Fremont headquarters, pursuant to which we will lease approximately 25,000 square feet of additional space located in the same building as our current headquarters, where we are working to achieve production on a MWh-scale. To meet the demand for our batteries, we are also in the process of negotiating a lease for a facility in Brighton, Colorado, where we expect we will build a GWh-scale manufacturing facility. We plan to operate a MWh-scale manufacturing line at our Fremont headquarters as we design and build a GWh-scale manufacturing line in a modular form in Brighton. We expect that the initial phase of the Brighton facility will result in manufacturing capacity of 500 MWh and be operational in 2025. Thereafter, we expect to further expand as needed through a Copy Exact methodology. Our ability to grow depends on the successful establishment of our GWh-scale manufacturing facility, which, in turn, will depend on, among other things, our ability to raise additional capital.
Reduce our costs. We believe our ability to reduce the costs of our batteries on a $/kWh basis will accelerate the adoption of our batteries and allow us to further broaden our customer base. As we scale, we believe we will benefit from reduced per-unit costs, including overhead, labor and capital expenditures, improved tool utilization and volume pricing for equipment and materials. We will also seek to reduce costs by optimizing material utilization, throughput and yield. However, until we are able to complete our optimization process, including designing and implementing our silicon anode production process, we cannot accurately forecast our manufacturing costs. Based on our current expectations, we estimate that our capital equipment expenditures will range between $120.0 million and $150.0 million to achieve 1.0 GWh per year of manufacturing capacity. Because our silicon anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes.

Index to Consolidated Financial Statements
Extend first-mover advantage to become the market leader in lithium-ion batteries for aviation. We believe we are the leading company in the market today with a high-performance battery that can meet the requirements of aviation applications. We have built a strong reputation in the industry by delivering ultra-high performance batteries with high safety standards that meet or exceed industry standards and customer requirements. We expect to extend our presence in the aviation market, while also serving other transportation-related markets that require improvements in their electrification solutions. We are engaged with over 80 interested potential customers, 40 of which have tested and validated that our batteries exceed the technical requirements for their applications.
Further improve performance characteristics of our anode and battery cells. We believe we have the highest-performing commercially available batteries in the market. We intend to maintain our performance advantage by continuing to invest in our anode and cathode chemistries. We expect to continue to work to increase the performance characteristics of our batteries, particularly around power, energy density and cycle life. For example, in March 2023, our new prototype battery cells were verified to deliver energy density >504 WH/kg and >1321 WH/L at 25°C. The performance was verified by a leading testing house offering comprehensive battery regulatory compliance, safety and performance testing. We believe our next-generation cells, when commercially available, will have the potential to expand boundaries for our customers and provide a tailored solution for applications that require heightened discharge times without compromising key features, such as aircraft payload, and without having to increase vehicle weight. We will continue to invest in optimizing combinations of these performance characteristics as well as the requisite form factors to meet the specific needs of our customers and drive adoption of our battery cells in other areas of electrified transportation. As a result of these efforts, our goal is to fully realize the benefits of our silicon anode technology and develop the highest performing product in the market.
Expand our end markets and applications. As we increase our production capabilities, we will be able to supply our batteries in larger volumes to fulfill our customers’ battery prototyping and procurement requirements. Our current customer base consists primarily of aviation and other air transportation companies. We believe the batteries we have developed for the aviation industries can be adapted for larger form factors to meet the energy density and fast-charge requirements of the EV market once we are able to improve the cycle life, increase form factors, reduce cost and improve production quantity for our EV capable battery cells.
Research and Development
Our original silicon anode technology was developed at Stanford University in 2008, and for more than 10 years, we have refined and improved upon the technology for use in commercial applications. We have conducted research and development initiatives focused on improving certain performance characteristics and expanding the applications of our silicon anode battery technology. We expect to continue our research and development efforts in the following areas:
•Improving battery life: we are working with chemical compounds as potential additives to the silane gas we use to produce our silicon anodes which have demonstrated the potential to improve cycle life without negatively impacting other performance characteristics such as energy density.
•Further improvements to energy density: we are engaged in ongoing development activities to explore different cathode materials, including a conversion cathode, to further improve the energy density of our batteries.
•Larger cell form factors: the batteries we have developed and are developing for our customers are typically approximately 1.4-15Ah for small-sized aircraft. As we expand our customer base, we are in the process of developing larger form factor batteries for broader aviation applications and for EV customers.
We utilize our research and development capabilities not only to improve existing products but also to build custom-designed batteries for our customers. We have generated revenue from these design services. However, as we grow our manufacturing capacity, we expect that the relative percentage of our revenue from these activities will decrease.
Intellectual Property
Our proprietary silicon anode technologies, including the related processes, design and manufacturing, are protected by our patent portfolio and know-how and trade secrets. As of March 15, 2023, 64 patents had been issued (30 in the U.S. and 34 in the EU, Korea, Japan, China, Taiwan and Israel), 20 patents are applications pending (7 in the U.S. and 13 in the EU, Japan, Korea, Taiwan and China) and 2 issued U.S. patents are licensed from Stanford University. Our issued patents

Index to Consolidated Financial Statements
expire between 2027 and 2040. As of March 15, 2023, we also held 11 registered trademarks (2 in the U.S. and 9 in Europe, Great Britain, Japan, Korea and China). Our patents cover:
•silicon structures—rooted nanowire template, tapered morphology, silicon dopants and multi-layered structure;
•materials technologies—solid electrolyte interphase formation, electrolyte formulations and scalable prelithiation; and
•silicon anode manufacturing processes, design and equipment.
In addition, we rely on non-disclosure agreements with employees, independent contractors, customers and other third parties to protect our intellectual property and proprietary rights.
Circumstances outside our control could pose a threat to our intellectual property rights. For more information, see “Risk Factors—Risks Related to Intellectual Property.”
Competition
We compete directly and indirectly with current battery manufacturers and with an increasing number of companies that are developing new battery technologies and chemistries to address the growing market for electrified mobility solutions. Specifically, within the aviation markets, we primarily compete with conventional graphite anode batteries and silicon composite anode batteries. Silicon composites are graphite-based anodes that incorporate some silicon, typically in the form of particles of silicon or silicon monoxide.
Graphite anode battery companies include tier-one manufacturers such as Amperex Technology Limited (ATL), Contemporary Amperex Technology Co., Limited (CATL), LG Chem Ltd., Murata Manufacturing Co., Ltd., Panasonic Industry Co., Ltd., and Samsung SDI Co., Ltd., which provide higher quality and higher performance solutions, and tier-two manufacturers which provide lower cost solutions. We expect the manufacturers of those batteries will continue to invest in improving the capabilities of their batteries.
While we are currently the only known battery manufacturer making approximately 100% silicon anodes, there are many companies making or developing silicon composite batteries or anode materials and companies seeking to develop 100% silicon anodes. Companies making or developing silicon composite anodes or materials include both large manufacturers as well as many well-funded new technology companies. These include BTR New Energy Material Ltd., Enevate Corporation, Enovix Corporation, Group 14 Technologies, Inc., Nexeon Ltd., Sila Nanotechnologies Inc., Shanshan Corporation, Storedot Ltd., and Berzelius (Nanjing) Co. Ltd. (formerly known as Amprius (Nanjing) Co., Ltd., “Berzelius”), a former subsidiary of Amprius Holdings, among others. Dr. Sun, our Chief Executive Officer and a member of the Amprius Board, serves on the board of Berzelius and its holding company. Silicon composite anodes may offer higher energy density and other improvements over conventional graphite anodes, and may be less expensive to manufacture than our silicon anodes.
For aviation applications, we believe that the defining characteristics of our battery cells (e.g., industry-leading specific energy and energy density, high power density, low operating temperature and fast charge capability), in addition to commercial validation, significantly differentiates us from graphite anode and silicon composite anode alternatives, thus making our silicon anode technologies the only battery solutions currently available and suitable for broad aviation adoption. However, we expect additional competitors to enter the market as their battery technologies continue to improve.
The EV battery industry is fast-growing and highly competitive. Unlike the aviation industry, where there are a limited number of commercially available batteries that meet the minimum performance specifications, there are many battery manufacturers in the EV industry that can produce commercially acceptable batteries, and they can produce those batteries at lower cost and higher volumes than we are currently able to. Future entrants may include companies developing different technologies, such as lithium metal anodes, which are not yet in commercial production. In order to compete in the EV industry, we would need to improve cycle life, increase form factors, improve production quantity and reduce our manufacturing costs.
Many of our competitors and potential future entrants, both in the aviation and EV industries, may be better capitalized and have greater resources to commercialize and expand their production capacities. These competitors may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. If there are significant advances in battery chemistries that we cannot adapt, or if competitors are able to scale their production capacities before we are able

Index to Consolidated Financial Statements
to, our business may be materially impacted. For more information, see “Risk Factors—Risks Related to Our Business and Industry" below.
Government Regulation and Compliance
Our business activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations. For example, there are various government regulations pertaining to battery safety, transportation of batteries, use of batteries in cars, factory safety, and disposal of hazardous materials.
In many cases, our products are or may in the future be subject to trade and export control laws and regulations in the United States and other jurisdictions where we do business. Such laws may include the Export Administration Regulations, the International Traffic in Arms Regulations, trade and economic sanctions maintained by the Office of Foreign Asset Control as well as foreign direct investment rules and regulations, tariffs and quotas, and other related regulations in jurisdictions in which we operate. In particular, an export license may be required to export or re-export our products and technology to certain countries or end-users or for certain end-uses or may be prohibited. Additionally, we may be required to register with the Directorate of Defense Trade Controls in order to conduct some aspects of our future business activities and we may be required to obtain licenses in order to conduct development activities. Obtaining the necessary export license for a particular sale or offering or business activity may not be possible or may be time-consuming and may result in the delay or loss of sales opportunities. Any failure to adequately address these legal obligations could result in civil fines or suspension or loss of our export privileges, any of which could materially adversely affect our business, financial condition, and results of operations.
In addition, our business may be subject to the Foreign Corrupt Practices Act and other anti-corruption, anti-bribery, and anti-money laundering laws and regulations in the jurisdictions in which we have offices or do business, both domestic and abroad. Any failure to adequately comply with any of these obligations, or future changes with respect to any of these legal regimes, could cause us to incur significant costs, including the potential for new overhead costs, fines, sanctions, and third-party claims.
As a government contractor and/or subcontractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and grants, which affect how we and our partners do business with government agencies. Government contracts often contain provisions and are subject to laws and regulations that provide government customers with additional rights and remedies not typically found in commercial contracts. Ensuring compliance with government contracting laws, regulations, or contractual provisions may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements could lead to claims for damages, civil or criminal penalties, termination of contracts and/or suspension or debarment from obtaining government contracts and grants. Any such damages, penalties, disruption, or limitation in our ability to do business with a government could have a material adverse effect on our business, results of operations, financial condition, public perception and growth prospects.
Human Capital
We believe that our success is driven by our team of technology innovators and experienced business leaders. Many on our leadership team have been with Amprius over a decade. We seek to hire and develop employees who are dedicated to our strategic mission. As of December 31, 2022, we employed 58 full time employees, 4 temporary employees and 2 contractors based in our headquarters in Fremont, California and 1 full time employee and 1 contractor working remotely.
Our employees are the foundation of developing and commercializing our silicon anode technology. Ten of our employees are engaged in engineering, research and development and 43 are involved with battery manufacturing and production. Of our technical and operations staff, approximately 20% hold a Ph.D. or advanced degrees across material science, chemical, aerospace, structural and nanoscale engineering as well as physics and chemistry. We are committed to maintaining equitable compensation programs including equity participation. We offer market-competitive salaries and strong equity compensation aimed at attracting and retaining team members capable of making exceptional contributions to our success. Our compensation decisions are guided by the external market, role criticality and the contributions of each team member.
To date, we have not experienced any work stoppages and we consider our relationship with our employees to be good. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Index to Consolidated Financial Statements
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our securities could decline, and you could lose part or all of your investment.
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
•Our establishment of a volume manufacturing facility is subject to many risks, including, among others, risks relating to executing a definitive lease agreement, re-zoning, construction, permitting, delays, cost overruns, supply chain constraints, and operating in a new geographic area away from our current headquarters.
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
•We have previously identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.

Index to Consolidated Financial Statements
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
Our battery architecture is different from our peers’ and may behave differently in customer use applications, certain applications of which we have not yet evaluated. This could limit our ability to deliver to certain applications. In addition, our historical data on the performance and reliability of our batteries is limited, and therefore our batteries could fail unexpectedly in the field resulting in significant warranty costs or brand damage in the market. Further, the silicon anode structure of our battery is different from traditional lithium-ion batteries and therefore our batteries could be susceptible to different and unknown failure modes leading our batteries to fail and cause a safety event in the field. Such an event could result in the failure of our end customers’ product as well as the loss of life or property, resulting in severe financial penalties for us, including the loss of revenue, cancellation of supply contracts and the inability to win new business due to reputational damage in the market. In addition, some of our supply agreements require us to bear certain costs relating to recalls and replacements of end products when such recalls and replacements are due to defects of our battery products that are incorporated in such end products.
We may not succeed in developing a new high-volume manufacturing line that meets our requirements for cell quality, yield, throughput and other performance metrics. Additionally, assuming we are able to develop a high-volume manufacturing line, it may be unreliable, require regular and significant maintenance and could be capital and resource intensive to operate.
To date, we have manufactured on a kWh-scale capacity. Our ability to manufacture our batteries at scale depends on the successful development of an automated, high-volume manufacturing line for our silicon anode that meets our requirements for cell quality, throughput, yield, and other performance metrics. Currently, we do not have a manufacturing line capable of producing our silicon anode batteries at scale. As part of our manufacturing expansion plans, in addition to

Index to Consolidated Financial Statements
designing and building a GWh-scale manufacturing facility, we are in the process of developing an automated, high-volume manufacturing line.
Although we have received our first large-scale anode production machine, we are customizing the machine for our production processes and must then complete tuning and testing before the machine goes online for production purposes. There is no guarantee that the customization, development and implementation of this manufacturing line will be successful. In addition, there is no guarantee that we will be able to correspondingly expand our manufacturing capacity for other battery components following the installation and implementation of such large-scale anode production machine. We and our potential suppliers and other equipment vendors may encounter significant engineering challenges, performance issues, delays, unforeseen development costs and other obstacles in building the high-volume manufacturing line, and if we are not successful, or if we encounter significant delays, our business, financial condition, prospects and results of operations would be adversely affected.
In addition, in order for us to produce our batteries at scale and at a cost advantage, we must achieve levels of quality, throughput, and yield demonstrated for mature battery production. As we have not produced our batteries at scale, our ability to achieve such rates is untested and subject to significant constraints and uncertainties. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our batteries in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation costs, costs associated with commissioning of machines, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fires, seismic activity and natural disasters, and problems with equipment vendors. Should operational risks materialize, they may result in lower yield, which would negatively affect our revenue growth and profitability.
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
We will require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to the expansion of our manufacturing capacity, development of our high-volume manufacturing line, raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs. Our profitability will not only depend on our ability to successfully market our batteries, but also our ability to control our costs. Some of the processes in the manufacturing of our silicon anodes require chemical vapor deposition, or CVD, for which equipment is more costly than those involved in standard anode production techniques. If we are unable to cost efficiently design, manufacture, market, sell and distribute our batteries, our margins, profitability and prospects would be materially and adversely affected. We have not yet commenced high-volume production of our batteries, and any cost advantage for the production of our batteries at scale, compared to conventional lithium-ion batteries, will require us to manufacture at rates of cell quality, throughput, and yield demonstrated for mature batteries and battery material that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.
We rely on, and will continue to rely on, complex equipment for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We rely heavily on, and will continue to rely heavily on, complex equipment for our operations and the production of our batteries, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing equipment consists of many components, which may suffer unexpected malfunctions from time to time and may depend on repairs and spare parts to resume operations, which may not be available when needed. Problems with our manufacturing processes could result in the loss of manufacturing equipment, damage to manufacturing facilities, monetary losses, delays, unanticipated fluctuations in production and personal injury to or death of workers. Should these precautions be inadequate or an event be larger than expected, we could have significant equipment or facility damage that would impact our ability to deliver our battery products and require additional cash to recover. In addition, in some cases, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. Any of these operational problems, or a combination of them could have a material adverse effect on our cash flows, business, financial condition, prospects or results of operations.

Index to Consolidated Financial Statements
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
Our establishment of a volume manufacturing facility is subject to many risks, including, among others, risks relating to executing a definitive lease agreement, re-zoning, construction, permitting, delays, cost overruns, supply chain constraints, and operating in a new geographic area away from our current headquarters.
We currently operate only at a kWh-scale manufacturing capacity. As part of our manufacturing expansion plans, we are in the process of designing a GWh-scale manufacturing facility for our batteries, concurrently with the development of our high-volume manufacturing line for our silicon anode. We may not be successful in establishing our GWh-scale manufacturing facility. On January 20, 2023, we entered into a nonbinding letter of intent to lease premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado, and we are in the process of designing and building our GWh-scale manufacturing facility on these premises. We have no assurances that we will be able to enter into a lease for this site on acceptable terms or at all and that the execution of such a lease would occur on an acceptable timeline. Additionally, to the extent we are able to execute a lease, the current zoning for this site does not allow for manufacturing our batteries. As such, the landlord is in the process of applying to re-zone the site for our planned development and use. While we expect the re-zoning to be completed by September 2023, the re-zoning application may not be approved and we may not be able to obtain the necessary licenses or permits for the manufacturing facility, which will delay the expected timing for our GWh-scale manufacturing facility. Until the re-zoning is complete, we will not be able to apply for permits required to repurpose the facility for manufacturing. Furthermore, if the re-zoning process is unsuccessful, we expect that we would terminate the lease in accordance with its terms and recommence our search for an alternate location for our expansion efforts, which will delay our operational timeline.
In addition, we will need to operate the manufacturing facility in a new geographic area away from our current headquarters. Our potential suppliers and other equipment vendors may also encounter delays, additional costs, and other obstacles in building our manufacturing line, which are currently unknown. Additionally, although we have tested and validated the performance of our products on one supplier’s platform, there is uncertainty as to whether our planned manufacturing line will be successful. If we fail to complete the construction in an efficient manner, or fail to recruit the required personnel and generally manage our growth effectively, large-scale production of our batteries could be curtailed or delayed.
Achieving capacity at commercial scale of high energy density lithium-ion batteries will require us to make significant and increasing capital expenditures to scale our production capacity and improve our supply chain processes. Further, because our silicon anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes. Based on our current expectations, we estimate that our capital equipment expenditures will range between $120.0 million and $150.0 million to achieve 1.0 GWh per year of manufacturing capacity. The actual costs and time to complete our silicon anode process may materially exceed such estimates, if we are able to at all. Even if we are successful in the establishment of the new facility, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, supply chain constraints, natural disasters, including earthquakes, fire, floods and typhoons, power failures, telecommunications failures, break-ins, war, riots, terrorist attacks and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, or cause the loss or corruption of data or malfunctions of software or hardware, and have a material adverse effect on our business.
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
If Dr. Sun or any other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business. As we build our brand and become better known, there is increased risk that

Index to Consolidated Financial Statements
competitors or other companies will seek to hire our personnel. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.
In addition, designing, building and operating our new manufacturing facility and large-scale production tools will require us to hire highly skilled personnel, including battery factory design and operations experts. There are currently a limited number of people with this experience in the United States. Recruiting and training skilled engineers, workers and other laborers will take significant cost and time, and an inability to do so timely or at all would inhibit the successful design, build-out and operation of the new manufacturing facility, thus negatively affecting our business and our results of operations.
Certain of our officers and Board of Directors provide services to Amprius Holdings and other entities formerly affiliated with Amprius Holdings.
Certain of our officers and Board of Directors provide services to Amprius Holdings. Also, Dr. Kang Sun, our Chief Executive Officer, serves on the boards of certain entities that were formerly affiliated with Amprius Holdings. As a result, there could be competition for the time and effort of these individuals. If such officers and directors do not devote sufficient attention to the management and operation of our business, our financial results may suffer.
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
In addition, due to the harsh environments in which batteries are used—extremely low temperature and pressure, and combat for military applications—our batteries go through rigorous testing to ensure safe behavior under abuse-case conditions. Although such tests have been successful to date, we cannot assure you such tests will be successful in the future. If we have to make design changes to address any safety issues, we may have to delay or suspend our planned production, which could materially damage our brand, business, financial condition, prospects and results of operations.

Index to Consolidated Financial Statements
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
We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is limited historical basis for making judgments on the demand for our batteries and our ability to develop, manufacture, and deliver our battery products. Our customers’ final purchase orders may not be consistent with our estimates. If we overestimate our requirements, our suppliers may deliver excess inventory, which indirectly would increase our costs and result in unprofitable sales or write-offs. Given that our batteries are often customized to meet our customers’ specifications, they are susceptible to obsolescence due to their limited shelf life. Because we have no history of large-scale production, we may also be unable to forecast accurately the pace of manufacturing or the take-up of our battery products by our customers.
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
We rely on third-party suppliers for components necessary to develop and manufacture our batteries, including key supplies such as our silane gas, substrate foil, electrolytes, separators, and cathode materials. We face risks relating to the availability of these materials and components, including that we will be subject to demand shortages and supply chain challenges and generally may not have sufficient purchasing power to eliminate the risk of price increases for the raw materials and lines we need. For example, we expect to procure the silane gas needed for our manufacturing from one vendor, a global supplier of silane and silicon materials; however, we expect that they may not be able to supply the volume required for highly scaled production. We are also in the process of collaborating with other key suppliers but have not yet entered into agreements for the supply of scaled production quantities of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, high-volume production of our batteries will be delayed and we will not be able to meet our production timelines.
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
We expect to incur significant costs related to procuring materials required to manufacture and assemble our batteries. We expect to use various materials in our batteries that will require us to negotiate purchase agreements and delivery lead-times on advantageous terms. We may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to us. Substantial increases in the prices for our raw materials, or our inability to reduce our raw material costs as we scale, would negatively impact our prospects.
Any disruption in the supply of components or materials could temporarily disrupt research and development activities or production of our batteries until an alternative supplier is able to supply the required material. Changes in

Index to Consolidated Financial Statements
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
Currency fluctuations, geopolitics, trade barriers, embargoes, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key components for our batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could materially and adversely affect our business, financial condition, prospects and results of operations.
Risks Related to Our Business and Industry
The battery market is intensely competitive. Competitors include new entrants and established companies, many of which have significantly greater resources than us. Our battery products must compete with advances in new battery chemistries and manufacturing methods as well as continued improvements in conventional batteries and battery anodes.
The battery market in which we compete continues to evolve rapidly and is highly competitive. To date, we have focused our efforts on our silicon anode technology, which is designed to outperform conventional lithium-ion battery technology and other battery technologies. However, lithium-ion battery technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than us and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, lithium-ion battery manufacturers may make improvements in energy density faster than they have historically, continue to reduce cost and expand supply of conventional batteries and therefore reduce our energy density advantage and price premium, which would negatively impact the prospects for our business or negatively impact our ability to sell our battery products at a market-competitive price and with sufficient margins.
There are a number of companies seeking to develop alternative approaches to lithium-ion battery technology. We expect competition in battery technology to intensify. Developments in alternative technologies or improvements in batteries technology made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, our business will be harmed. If we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our silicon anode technology, our business will be harmed.
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

Index to Consolidated Financial Statements
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
Our research and development efforts may not be sufficient to adapt to changes in alternative fuels or aviation and EV technology. As technologies evolve, we plan to develop more efficient manufacturing processes, and advanced battery chemistry, which may also negatively impact the adoption of our other battery products. However, we may not compete effectively with alternative systems if we are not able to develop, source and integrate the latest technology into our battery products.
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

Index to Consolidated Financial Statements
Our research and development efforts strive to create products that are on the cutting edge of technology and meeting the evolving requirements of our customers, but competition in our industry is high. To secure acceptance of our battery products, we must also constantly develop and introduce cost-effective, increasingly more scalable silicon anode batteries with enhanced functionality and performance to meet evolving industry standards. If we are unable to retain and grow our existing customer relationships, or convert early trial deployments into meaningful orders, our business, financial condition, prospects and results of operations could be materially adversely affected.
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
For our customers who individually represent 10% or more of our revenue, four customers together accounted for 73% of our revenue during the year ended December 31, 2022 and two customers together accounted for 80% of our revenue during the year ended December 31, 2021. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future cash receipts or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our battery products, and there can be no assurance that our existing customers will continue to purchase from us.
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

Additionally, the sale of a substantial number of securities under our Registration Statement on Form S-1 filed with the SEC on September 30, 2022 or to B. Riley Principal Capital II, LLC ("BRPC II") in the Committed Equity Financing, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Index to Consolidated Financial Statements
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
On September 27, 2022, we entered into a Common Stock Purchase Agreement with BRPC II ("Purchase Agreement"), pursuant to which BRPC II committed to purchase up to $200.0 million of shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Committed Equity Financing”). The shares of our common stock that may be issued under the Purchase Agreement may be sold by us to BRPC II at our discretion from time to time until January 1, 2025.
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
As consideration for BRPC II’s commitment to purchase shares of common stock at our direction upon the terms and subject to the conditions set forth in the Purchase Agreement, upon execution of the Purchase Agreement, we issued 84,793 shares of common stock (the “Initial Commitment Shares”) to BRPC II. Upon our receipt of total aggregate gross cash proceeds equal to $100.0 million from BRPC II under the Purchase Agreement, we will issue 84,793 additional shares of common stock (collectively with the Initial Commitment Shares, the “Commitment Shares”) to BRPC II. Any shares of common stock issued in the Committed Equity Financing to BRPC II other than the Commitment Shares will be purchased by BRPC II at current market prices less a 3.0% fixed discount. Because the purchase price per share to be paid by BRPC II for the shares of common stock that we may elect to sell to BRPC II under the Purchase Agreement, if any, will fluctuate based on the market prices of our common stock at the time we elect to sell shares to BRPC II pursuant to the Purchase Agreement, if any, it is not possible for us to predict, prior to any such sales, the number of shares of common stock that we will sell to BRPC II under the Purchase Agreement, the purchase price per share that BRPC II will pay for shares purchased from us under the Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by BRPC II under the Purchase Agreement.
Although the Purchase Agreement provides that we may sell up to an aggregate of $200.0 million of our common stock to BRPC II, only 16,825,366 shares of our common stock were registered for resale under a registration statement on Form S-1 (the “Committed Equity Registration Statement”) filed with the SEC on September 30, 2022 and declared effective by the SEC on December 27, 2022. If it becomes necessary for us to issue and sell to BRPC II under the Purchase Agreement more than the 16,825,366 shares being registered for resale under the Committed Equity Registration Statement in order to receive aggregate gross proceeds equal to $200.0 million under the Purchase Agreement, we must first file with the SEC one or more additional registration statements to register under the Securities Act the resale by BRPC II of any such additional shares of our common stock we wish to sell from time to time under the Purchase Agreement, which the SEC must declare effective before we may elect to sell any additional shares of our common stock to BRPC II under the Purchase Agreement.
Under the applicable rules of the New York Stock Exchange (the "NYSE"), in no event may we issue to BRPC II under the Purchase Agreement more than the Exchange Cap, unless we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap in accordance with the applicable NYSE rules. The Exchange Cap is not

Index to Consolidated Financial Statements
applicable to issuances and sales of common stock pursuant to VWAP Purchases and Intraday VWAP Purchases that we may effect pursuant to the Purchase Agreement, to the extent such shares of common stock are sold in such VWAP Purchases and Intraday VWAP Purchases (as applicable) at a price equal to or in excess of the applicable “minimum price” (as defined in the applicable listing rules of the NYSE) of the common stock, calculated at the time such VWAP Purchases and Intraday VWAP Purchases (as applicable) are effected by us under the Purchase Agreement, if any, as adjusted to take into account our issuance of the Commitment Shares to BRPC II and our reimbursement of a certain amount of BRPC II’s legal fees and expenses. Moreover, we may not issue or sell any shares of common stock to BRPC II under the Purchase Agreement which, when aggregated with all other shares of common stock then beneficially owned by BRPC II and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13d-3 thereunder), would result in BRPC II beneficially owning more than 4.99% of the outstanding shares of common stock.
Any issuance and sale by us under the Purchase Agreement of a substantial number of shares of common stock in addition to the 16,825,366 shares of common stock that were registered for resale by BRPC II under the Committed Equity Registration Statement could cause additional substantial dilution to our stockholders. The number of shares of our common stock ultimately offered for sale by BRPC II is dependent upon the number of shares of common stock, if any, we ultimately elect to sell to BRPC II under the Purchase Agreement.
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

Index to Consolidated Financial Statements
our estimates in future periods, our business, financial condition, prospects and results of operations could be materially affected.
We are an early stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We have incurred significant operating losses since our inception. We incurred net losses of $17.3 million and $9.9 million during the years ended December 31, 2022 and 2021, respectively. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin scaled production of our batteries.
We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things: continue to incur significant expenses in connection with building out our high-volume manufacturing facility and manufacturing line; endeavor to hire the experienced scientific, quality-control, and manufacturing personnel needed to operate our scaled manufacturing processes; build up inventories of components for our batteries; increase our sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
If we fail to effectively manage our future personnel growth, we may not be able to market and sell our batteries successfully.
Our future success depends upon our ability to grow, and if we are unable to manage our personnel growth effectively, we may incur unexpected expenses and be unable to meet our eventual customers’ requirements, all of which could materially adversely affect our business, financial condition, prospects and results of operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our infrastructure, financial and accounting systems, and controls. We must also attract, train and retain a significant number of scientists, engineers, sales and marketing personnel, technical and manufacturing personnel, and management personnel, and the availability of such personnel may be constrained. For more information, see “—We may not succeed in retaining and attracting key employees, particularly technical talent, needed to operate and build our business successfully.”
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

Index to Consolidated Financial Statements
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
The extent to which the COVID-19 pandemic continues to impact our business, financial condition, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any economic recession that has occurred or may occur in the future.
There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain.
Certain members of our management do not have experience in operating a public company.
Certain of our executive officers do not have experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our recent transition to being a public company due to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the policies, practices or internal controls over financial reporting required of public companies in the United States. As a result, we may be required to pay higher outside legal, accounting or consulting costs than our competitors, and our management team members may have to devote a higher proportion of their time to issues relating to compliance with the laws applicable to public companies, both of which might put us at a disadvantage relative to competitors.
Our insurance coverage may not be adequate to protect us from all business risks.
We may be subject, in the ordinary course of business, to losses resulting from product liability, accidents, acts of God, and other claims against us, for which we may have no insurance coverage. As a general matter, the policies that we do have may include significant deductibles or self-insured retentions, and we cannot be certain that our insurance coverage will be sufficient to cover all future losses or claims against us. A loss that is uninsured or which exceeds policy limits may require us to pay substantial amounts, which could adversely affect our business, financial condition and results of operations.
Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.
We regularly maintain cash balances at third-party financial institutions, including Silicon Valley Bank, in excess of the Federal Deposit Insurance Corporation insurance limit. Silicon Valley Bank’s temporary failure to return certain of our deposits briefly impacted access to our invested cash or cash equivalents, and a similar failure of a depository institution to return these deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.
We have previously identified material weaknesses in our internal controls over financial reporting. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the year ended December 31, 2021, we identified two material weaknesses in our internal control over financial reporting that have not been remediated as of December 31, 2022. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such

Index to Consolidated Financial Statements
that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The first material weakness was related to not designing or maintaining an effective control environment specific to the areas of our financial reporting and close process, including ineffective review, analysis and approval of journal entries and ineffective review of monthly financial statements. The second material weakness was related to inadequate segregation of incompatible duties due to the small size of our accounting and finance team.
In order to address these identified material weaknesses, we are in the process of increasing resources within our finance department, including the expansion of our accounting, control and compliance functions to develop and implement continued improvements and enhancements to address the overall deficiencies that led to the material weaknesses. Our management believes that these actions will enable us to address the material weaknesses that were identified in a timely manner and maintain a properly designed and effective system of internal control over financial reporting and provide appropriate segregation of duties. However, these remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
We plan to continue to assess our internal controls and procedures and intend to take further action as necessary or appropriate to address any other matters we identify. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in internal control over financial reporting or that it will prevent or avoid potential future material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to remediate our current material weaknesses or any material weaknesses in the future, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.
In addition, it is possible that control deficiencies could be identified by our management, by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition, lead to a default under future indebtedness and otherwise have a material adverse effect on our business, financial condition, cash flow or results of operations.
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting for annual reports on Form 10-K that we file with the SEC. As discussed in “Item 9A. Controls and Procedures,” our design of internal control over financial reporting following the Business Combination has required and will require significant time and resources from management and other personnel. Therefore, management was unable, without incurring unreasonable effort and expense, to conduct an assessment of our internal control over financial reporting, and accordingly, in compliance with SEC guidance, we have not included a management report on internal control over financial reporting in this Annual Report on Form 10-K. Future assessments will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Eventually, it is possible that our independent registered public accounting firm will also be required to audit the effectiveness of our internal control over financial reporting in future annual reports on Form 10-K to be filed with the SEC. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 in the future, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
Our ability to utilize our net operating losses, tax credit carryforwards, and certain other tax attributes to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If

Index to Consolidated Financial Statements
Legacy Amprius experienced an ownership change at any time since its incorporation, we may already be subject to limitations on our ability to utilize Legacy Amprius’ existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our or Legacy Amprius’ pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us. Further, because Legacy Amprius and Amprius Holdings were members of a consolidated group for U.S. federal income tax purposes up to the Closing Date, NOLs and other tax attributes of Legacy Amprius are available to be utilized by any member of the consolidated group. Accordingly, our existing NOLs and other tax attributes may not be available to offset future income tax liabilities.
There is also a risk that changes in law or regulatory changes made in response to the need for some jurisdictions to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic or for other unforeseen reasons, including suspensions on the use of net operating losses, tax credits, and other tax attributes, possibly with retroactive effect, may result in our and Legacy Amprius’ existing net operating losses, tax credits, or other tax attributes expiring or otherwise being unavailable to offset future income tax liabilities. Also, starting in fiscal year 2022, the Tax Cuts and Jobs Act requires taxpayers to capitalize research and development expenditures and to amortize domestic expenditures over five years and foreign expenditures over 15 years. If Congress does not modify or repeal this provision, it may result in the acceleration of future taxable income (and associated income tax liabilities) for us, beginning in fiscal year 2022. Any resulting income tax liabilities may reduce our cash flows beginning in fiscal year 2023.
The Internal Revenue Service (“IRS”) or other taxing authority could assert income tax liability against us, notwithstanding the provisions of the Tax Sharing Agreement.
Under the Tax Sharing Agreement with Amprius Holdings, Amprius Holdings generally would be required to indemnify us for the U.S. federal income tax liabilities of the U.S. federal consolidated group of which Amprius Holdings and Legacy Amprius were members (and any similar consolidated, combined or unitary tax group for state tax purposes) for taxable periods prior to (and including) the Closing Date (a “Consolidated Return Year”). The Tax Sharing Agreement also provides that Amprius Holdings will generally control any tax returns and any tax audits or other proceedings for the taxes addressed by the Tax Sharing Agreement. However, the Tax Sharing Agreement is not binding on the IRS or other state taxing authority, and does not prevent the IRS or other state taxing authority from asserting a tax claim against us or Legacy Amprius for any unpaid income tax liabilities of Legacy Amprius or Amprius Holdings for any Consolidated Return Year. If that were to occur, we would be required to seek indemnification against Amprius Holdings for payment of any amounts on such claims, and Amprius Holdings’ ability to satisfy such claims may depend on whether Amprius Holdings is able to sell sufficient shares of our common stock to satisfy the tax liability.
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
Specifically, in October 2022, we were awarded a $50.0 million cost sharing grant from the U.S. DOE. The cost sharing grant is dependent on the successful negotiation of a final contract, and among the terms to be finalized are the portion of relevant costs that will be covered by the grant. Even if we are able to successfully negotiate a final contract, we may not receive any funding if we are not able to satisfy the terms of the grant, including any matching requirements. In addition, such funding may still be insufficient to complete the project.
In addition, we have received commitments of state and local incentive packages providing approximately $10.0 million in tax incentives relating to our design and buildout of a GWh-scale facility in Brighton, Colorado. Specifically, the Colorado Economic Development Commission approved up to an approximately $5.5 million in Job Growth Incentive Tax Credits for us, over an eight-year period, which are contingent upon us meeting net new job creation and salary requirements. The City of Brighton also approved incentives with a total estimated value of $0.9 million, including a five-year property tax rebate of 100% and a 50% rebate on the city’s use tax collected on construction materials. In addition, the Adams County Regional Economic Partnership approved incentives in the form of tax abatement with performance-based contingencies. If we are not able to enter into a lease agreement on reasonably acceptable terms, our development timeline

Index to Consolidated Financial Statements
is delayed or we are not able to achieve the performance-based goals set for the incentives, we may not receive any funding or benefits from the state and local governments of Colorado.
Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of clean and renewable energy products or other reasons, may require us to seek additional financing, which may not be obtainable on commercially attractive terms or at all, and may result in the diminished competitiveness of the battery cell industry generally or our silicon anode battery cells in particular. Any change in the level of subsidies and incentives from which we benefit could materially and adversely affect our business, financial condition, prospects and results of operations.
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
Any such event or activity, among others, could cause governments and governmental agencies to delay or refrain from purchasing our battery products in the future, reduce the size or payment amounts of purchases from existing or new government customers, or otherwise have an adverse effect on our business, financial condition, prospects and results of operations.
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

Index to Consolidated Financial Statements
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
The availability and effectiveness of our silicon anode technology and our ability to conduct our business and operations depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems we currently use or may use in the future in conducting our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security breaches and security incidents as a result of non-technical issues, including intentional or

Index to Consolidated Financial Statements
inadvertent acts or omissions by employees, service providers, or others. We currently use, and may use in the future, outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as us. Our ability to monitor our outsourced service providers’ security measures is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of personal, confidential, or other data, including data relating to individuals. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service and may adversely affect our reputation, business, financial condition, prospects and results of operations.
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

Index to Consolidated Financial Statements
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

Index to Consolidated Financial Statements
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
From time to time, we may license from third parties, technologies that have not been commercialized or which have been commercialized only to a limited extent. These technologies may not perform as expected within our silicon anode battery cells and related products. If the cost, performance characteristics, manufacturing process or other specifications of these licensed technologies fall short of our targets, our expected sales, costs, time to market, competitive advantage, future product pricing and potential operating margins may be adversely affected.

Index to Consolidated Financial Statements
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

Index to Consolidated Financial Statements
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
In addition, lithium batteries have been identified as a Class 9 dangerous good during transport. To be safely transported (by air, sea, rail or roadways), they must meet various international, national, state and local regulations, including, for example, the provisions laid out in United Nations standard UN 38.3. This standard applies to batteries transported either on their own or installed in a device. UN 38.3 has been adopted by regulators and competent authorities around the world, thus making it a requirement for global market access. Our failure to manage the transportation of our batteries could subject us to increased costs or future liabilities.
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

Index to Consolidated Financial Statements
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

Index to Consolidated Financial Statements
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

Index to Consolidated Financial Statements
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

Index to Consolidated Financial Statements
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
As of December 31, 2022, our executive officers and directors as a group beneficially own approximately 15.5% of the common stock outstanding. Additionally, certain of our executive officers and directors own interests in Amprius Holdings, which owns approximately 77.4% of our common stock outstanding, and certain of our directors are members of Amprius Holdings’ board of directors. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.
We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
As a public company, we face increased legal, accounting, insurance, administrative and other costs and expenses that Legacy Amprius did not face as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is likely that we will expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
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

Index to Consolidated Financial Statements
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
We qualify as an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
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

Index to Consolidated Financial Statements
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our securities in the public market could occur at any time. For example, we have certain registration right obligations with respect to 105,680,194 shares of our common stock constituting approximately 96.4% of our issued and outstanding Common Stock as of December 31, 2022 (assuming the exercise in full of all of the warrants registered thereunder), as well as the shares underlying the remainder of our public warrants.
These sales, any future sales of a substantial number of shares of our securities in the public market or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our securities. Despite such a decline in the public trading price, certain securityholders may still experience a positive rate of return on the securities they purchased due to the lower price that they purchased their shares compared to other public investors and be incentivized to sell securities when others are not.
Additionally, we have filed a registration statement to register shares served for future issuance under our equity compensation plans and the 14,216,131 shares issuable upon exercise of the options outstanding under the 2016 Plan. Subject to applicable securities laws, the satisfaction of any vesting restrictions and the expiration or waiver of the lock-up restrictions contained in our bylaws, the shares issued thereunder will be available for immediate resale in the public market.
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
As of December 31, 2022, approximately 89.1% of our outstanding shares of common stock are subject to lock-up restrictions. Sales of our common stock following the expiration of these lock-up restrictions or pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the market price of our common stock to decline if such equity holders sell or are perceived by the market as intending to sell any such securities, and make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.
We may issue additional shares of common stock under an employee incentive plan (including the 2022 Equity Incentive Plan and the Employee Stock Purchase Plan), or may issue preferred stock. Any such issuances would dilute the interest of our stockholders and likely present other risks.
We may issue a substantial number of additional shares of common stock under our employee incentive plan (including the 2022 Equity Incentive Plan (the "2022 Plan") and the Employee Stock Purchase Plan (the "ESPP")) or we may issue preferred stock. The issuance of additional securities:
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

Index to Consolidated Financial Statements
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
We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to the warrant holders, thereby making the public warrants worthless.
We have the ability to redeem outstanding public warrants or PIPE warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as may be adjusted), in the case of the public warrants, or $20.00 per share (as may be adjusted), in the case of the PIPE warrants, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to public warrant or PIPE warrant holders and provided certain other conditions are met. If and when the public warrants or PIPE warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants or PIPE warrants as set forth above even if the holders are otherwise unable to exercise the public warrants or PIPE warrants. Redemption of the outstanding public warrants or PIPE warrants could force holders (i) to exercise public warrants or PIPE warrants and pay the exercise price therefor at a time when it may be disadvantageous, (ii) to sell public warrants or PIPE warrants at the then-current market price when holders might otherwise wish to hold public warrants or PIPE warrants or (iii) to accept the nominal redemption price that, at the time the outstanding public warrants or PIPE warrants are called for redemption, may be substantially less than the market value of the public warrants or PIPE warrants.
We may amend the terms of the warrants in a manner that may be adverse to holders of warrants with the approval by the holders of at least 50% of the then outstanding warrants. As a result, the exercise price of warrants could be increased, the exercise period could be shortened and the number of shares of common stock purchasable upon exercise of a warrant could be decreased, all without warrant holder approval.
The public warrants and private warrants were issued in registered form under the respective warrant agreements. The Warrant Agreement, dated as of March 1, 2022 (the “Warrant Agreement”), by and among us and Continental Stock Transfer & Trust Company, provides that the terms of the public warrants and private warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and, solely with respect to any amendment to the terms of the private warrants or any provision of the Warrant Agreement with respect to the private warrants, 50% of the number of the then outstanding private warrants. The Warrant Agreement, dated as of September 14, 2022 (the “PIPE Warrant Agreement”), by and among us and Continental Stock Transfer & Trust Company, provides that the terms of the PIPE warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding PIPE warrants to make any change that adversely affects the interests of the registered holders of PIPE warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of such then-outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of such then-outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of common stock issuable upon exercise of a warrant.
The warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2022, outstanding warrants to purchase an aggregate of 47,720,836 shares of common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of the private warrants and public warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share. To the extent the warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Shares of common stock issuable pursuant to the warrants are not subject to lock-up restrictions. As such, once the warrants are exercised, the holder of such shares issuable upon the exercise of the warrants will be able to resell the shares to the market, subject to other applicable laws. Sales of substantial numbers of such shares in the public market or the fact that such warrants may

Index to Consolidated Financial Statements
be exercised could adversely affect the market price of our common stock. Further, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, such warrants may expire worthless.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is located in Fremont, California, where we leased approximately 26,000 square feet of space as of December 31, 2022. In January 2023, we expanded our corporate headquarters by leasing approximately 25,000 square feet of additional space in the same building and extending the lease term through June 2027. Our headquarters facility is used for research and development, manufacturing and production, sales and administrative functions.
On January 20, 2023, we entered into a nonbinding letter of intent to lease premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado. Execution of the lease agreement remains subject to ongoing negotiations. In order to meet increased demand for our products, we plan to design and build our GWh-scale manufacturing facility on these premises.
We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.
Item 3. Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4. Mine Safety Disclosures
None

Index to Consolidated Financial Statements
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock and public warrants began trading on The New York Stock Exchange under the symbol “AMPX” and “AMPX.W”, respectively, on September 15, 2022. Prior to that date, there was no public trading market for our common stock and warrants.
Holders
As of March 16, 2023, there were 58 holders of record of our common stock and 29 holders of record of our public warrants. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
Dividends
We have not declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
Recent Sales of Unregistered Equity Securities
None.
Item 6. Reserved
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Amprius,” “we,” “us,” “our” and other similar terms refer (i) prior to the Closing Date, to Legacy Amprius and (ii) after the Closing Date, to Amprius Technologies, Inc.
Overview
Amprius Technologies, Inc. has developed and, since 2018, been in commercial production of ultra-high energy density lithium-ion batteries for mobility applications leveraging a disruptive silicon anode. Our silicon anode technology enables batteries with higher energy density, higher power density, and extreme fast charging capabilities over a wide range of operating temperatures, which results in our batteries providing superior performance compared to conventional graphite lithium-ion batteries. Our silicon anode is a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries, and our manufacturing process leverages the manufacturing process for conventional lithium-ion batteries and the related supply chain.
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems, such as drones and high-altitude pseudo satellites. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by over 40 customers, including Airbus, AeroVironment, BAE Systems, the U.S. Army and Teledyne FLIR, and from inception, we have shipped over 10,000 batteries as of December 31, 2022, which have enabled

Index to Consolidated Financial Statements
mission critical applications. Our proprietary silicon anode structures, battery designs and manufacturing processes are defended by our portfolio of patents, trade secrets and know-how developed over 10 years of research and development.
We currently manufacture batteries on a kWh-scale manufacturing line at our headquarters in Fremont, California, where we believe demand for our batteries exceeds our manufacturing capacity. We are working to meet the expected demand in several rapidly growing addressable markets, including by expanding our production capacity in Fremont and by designing and building a large-scale manufacturing facility, which we expect will be in Brighton Colorado and manufacture at a GWh+ scale through an automated, high-volume manufacturing line for our silicon anode.
Business Combination
As further described in "Business" in Part I, Item 1 above, we completed the Business Combination on September 14, 2022, which we accounted for as a reverse recapitalization, with Legacy Amprius deemed to be the acquirer and Kensington deemed to be the acquiree for financial statement reporting purposes. As a result, the assets, liabilities and results of operations of Legacy Amprius became the historical financial statements after the Business Combination. Our assets and liabilities continued to be stated at historical cost and there were no goodwill or other intangible assets recorded. Immediately prior to the closing of the Business Combination, a number of investors (the “PIPE Investors”) purchased from us an aggregate of 2,052,000 units at a price of $10.00 per share (such transaction, the “PIPE”), pursuant to separate subscription agreements. Each PIPE unit consisted of (i) one share of common stock and (ii) one warrant (each, a “PIPE warrant”) to purchase one share of common stock at an exercise price of $12.50 per share. Our net proceeds from the Business Combination and the PIPE were $70.9 million, after deducting transaction and issuance costs.
Committed Equity Financing
As further described in "Risk Factors—Risks Related to Our Business and Industry" in Part I, Item 1A above, we entered into a Committed Equity Financing with BRPC II on September 27, 2022, whereby we have the right, but not the obligation, to sell to BRPC II up to $200.0 million of newly issued shares of common stock, subject to certain conditions and limitations, from time to time until January 1, 2025. Under the Purchase Agreement, we may direct BRPC II to purchase a specified maximum number of shares of common stock, not to exceed certain limitations.
As consideration for BRPC II’s commitment to purchase shares of common stock, we issued 84,793 shares of common stock to BRPC II upon execution of the Purchase Agreement and we will issue 84,793 additional shares of common stock to BRPC II upon receipt of total aggregate gross cash proceeds equal to $100.0 million. Any shares of common stock issued under the Committed Equity Financing to BRPC II other than the Commitment Shares will be purchased by BRPC II at current market prices less a 3.0% fixed discount.
Although the Purchase Agreement provides that we may sell up to an aggregate of $200.0 million of our common stock to BRPC II, only 16,825,366 shares of our common stock were registered for resale under a registration statement on Form S-1 filed with the SEC. If it becomes necessary for us to issue and sell more than 16,825,366 shares to BRPC II in order to receive aggregate gross proceeds equal to $200.0 million, we must first file with the SEC one or more additional registration statements to register the resale by BRPC II of any such additional shares of our common stock.
U.S. Department of Energy Cost Sharing Grant
In October 2022, we were awarded a $50.0 million cost sharing grant from the U.S. DOE under the Bipartisan Infrastructure Law. This cost sharing grant is dependent on the successful negotiation of a final contract, and among the terms to be finalized are the portion of relevant costs that will be covered by the grant.
Known Trends, Demands, Commitments, Events, or Uncertainties Impacting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Establishing Manufacturing Capacity
While we have manufactured on a kWh-scale capacity to date, we have started our phased build out of capacity with parallel paths. In January 2023, we entered into an amendment to the lease agreement of our Fremont headquarters, pursuant to which we will lease approximately 25,000 square feet of additional space located in the same building as our current headquarters. We have received the first large-scale anode production machine from centrotherm at our current facility in Fremont. We are customizing the machine for our production processes and must then complete tuning and testing before the machine goes online for production purposes. We expect this machine to increase our capacity for silicon

Index to Consolidated Financial Statements
anode production to approximately 2 MWh by the end of 2023. This is expected to accelerate our development of technological processes for building batteries at a GWh-scale as we prepare, in parallel, for the design and build of our high volume manufacturing facility.
On January 20, 2023, we entered into a nonbinding letter of intent to lease premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado. Execution of the lease agreement remains subject to ongoing negotiations. In order to meet increased demand for our products, we plan to build and design our GWh-scale manufacturing facility on these premises. We plan to procure manufacturing equipment that allows for anode and cathode fabrication, battery assembly, and battery testing from equipment suppliers. To achieve capacity at commercial scale, we need to establish supply relationships for necessary materials, components and equipment to mass produce the silicon technology for our prospective markets, which will allow us to develop an automated, high-volume manufacturing line to increase production volume. The capacity and timing of our future manufacturing requirements, and related capital expenditures, remain uncertain and will depend on a variety of factors, including our ability to design and construct new manufacturing sites and develop an automated, high-volume manufacturing line for our silicon anode, to mitigate supply chain constraints and manage a new labor force, to utilize planned capacity in our existing facilities, to obtain the required regulatory and zoning permits and approvals, to realize the benefits of any government incentives, and to operate in new geographic areas apart from our current headquarters. Our potential suppliers and other equipment vendors may also encounter delays, including to our expected initial production capacity of 500 MWh, which is expected to be operational in 2025, additional costs, and other obstacles in building our manufacturing line, which are currently unknown. To the extent we are unable to develop an automated, high-volume manufacturing line for our silicon anode, our ability to grow will be adversely affected. Additionally, although we have tested and validated the performance of our products on one supplier’s platform, there is uncertainty as to whether our planned manufacturing line will be successful. We expect our capital expenditures to increase each as we ramp up our manufacturing capacity and expand operations.
Achieving capacity at commercial scale of high energy density lithium-ion batteries will require us to make significant and increasing capital expenditures to scale our production capacity and improve our supply chain processes. Based on our current expectations, we estimate that our capital equipment expenditures will range between $120.0 million and $150.0 million to achieve 1.0 GWh per year of manufacturing capacity. Because our silicon anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes
Reducing Costs of Manufacturing
We believe the focus on reducing the manufacturing costs of our batteries on a $/kWh basis is an important factor to accelerate the demand for our batteries and the expansion of our customer base. As a result, we will continue to work to develop further and validate our manufacturing processes to enable high volume manufacturing and reduce manufacturing costs. The production of our silicon anode requires different equipment than traditional graphite anode manufacturing. Therefore, our capital equipment costs are likely to be initially higher than equipment used for the production of graphite anodes. As we scale, we believe we will benefit from reduced per-unit fixed costs, such as overhead, labor and capital expenditures, tool utilization improvements and volume pricing for equipment and materials. We will also seek to reduce costs by optimizing material utilization, throughput and yield. This is complemented by further intentions to continue to invest in research and development to improve both battery performance and manufacturing processes. However, until we are able to successfully design and implement an automated, high-volume manufacturing line for our silicon anode and manufacture our batteries at scale, we cannot accurately forecast our manufacturing costs, which may adversely affect our ability to achieve reduced costs in our manufacturing processes.
Highly Competitive Market
Our competition includes both established manufacturers and new entrants that are developing new battery technologies and chemistries to address the growing market for electrified transportation solutions. We believe the manufacturers of these batteries will continue to invest funds, time and effort to improve the capabilities of their batteries with the recent developments of silicon anode batteries as a potential alternative to conventional graphite batteries. Currently, we are the only known manufacturer using a 100% silicon anode that is free of any inactive additives. We believe we are the leading company in the market that has a high-performance battery that can meet the requirements of aviation applications. We are not currently producing batteries for electric vehicles (“EVs”). The EV battery industry has a limited number of commercially available batteries that meet the minimum performance specifications. This creates a fast-growing and highly competitive industry for many battery manufacturers to claim market share for commercially acceptable batteries. We believe that there is significant room for improvement in the EV industry in driving range and fast charging capabilities that our silicon technology can address. To compete in the EV industry, we expect that we will need

Index to Consolidated Financial Statements
to significantly reduce our manufacturing costs, improve cycle life, increase form factors and increase production quantity. One or more of our competitors and potential future entrants may be better capitalized to expand production capacities, have greater resources to commercialize and have greater access to customers in either or both the aviation and EV markets. As such, we may be at a competitive disadvantage and be unable to retain or grow our market share.
Product Development
We expect to continue investing in the development of battery technology with the goal of enabling commercial production after the completion of our new GWh-scale manufacturing facility. We continue to develop customized battery solutions and deliver standardized samples (i.e., prototypes) of batteries to industry leading manufacturers as well as the federal government. We plan to focus our research and development on the following key areas:
•Improving battery life: To continue to meet the specific needs of our customers and drive adoption of our batteries in new areas of electrified transportation, including the EV space. We are working with chemical compounds as potential additives to the silane gas we use to produce our silicon anodes, which have demonstrated the potential to improve cycle life without negatively impacting other performance characteristics such as energy density.
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
As a result of these efforts, our goal is to fully realize the benefits of our silicon anode technology and develop the highest performing products in the market.
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
Global Risks
The COVID-19 pandemic (or epidemics) has been unpredictable and unprecedented and may continue to result in significant national and global economic disruption, which may adversely affect our business. The magnitude of its impact on our supply chain, productivity, results of operations and financial position, and its disruption to our business and battery development and timeline, will depend in part, on the length and severity of COVID-related restrictions and delays, on our ability to conduct business in the ordinary course and on the phasing out of government support measures.
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
Comparability of Financial Information
Our future results of operations and financial position may not be comparable to historical results as a result of the Business Combination. Since the Business Combination close, we have incurred, and expect to continue to incur, higher

Index to Consolidated Financial Statements
capital expenditures related to both the design and build out of our new GWh-scale manufacturing facility and the development of an automated, high-volume manufacturing line for our silicon anode, as well as higher costs for continued research and development efforts, compliance with regulatory matters and other general and administrative expenses, including those related to being a public company.
Basis of Presentation
Our consolidated financial statements included elsewhere in this Annual Report on Form 10-K were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We carry on our business through one operating segment. Given that Amprius Holdings, which held approximately 99.6% of the Legacy Amprius common stock prior to the Business Combination, has not historically prepared financial statements for Legacy Amprius, the historical results for Legacy Amprius have been prepared from the financial records of Amprius Holdings on a carve-out basis derived from the accounting records of Amprius Holdings using the historical results of operations and the historical basis of assets and liabilities of our business, adjusted as necessary to conform to U.S. GAAP.
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
Revenue
We have historically generated revenue from providing both design services for the development of customized silicon-anode lithium-ion battery technology and selling our batteries to our customers. Our contracts typically contain a single performance obligation. Revenue is recognized at the point in time when a final milestone is met, generally when a final working prototype is delivered that meets required specifications, or when the customer obtains control of the product, which is generally upon shipment. We also generate revenue from U.S. federal government expense reimbursement grants that is recognized in the period in which the qualifying costs have been incurred.
Cost of Revenue
Cost of revenue, which includes the cost of finished goods sold and the cost of customization development services, consist mainly of the costs of raw materials, labor costs, and the allocation of overhead costs incurred in producing batteries or performing the customization work. Labor costs consist of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense. Overhead costs consist primarily of utilities, rent, depreciation expense and other facilities-related costs. Costs related to batteries and design services are recognized in the same period as the associated revenue. In addition, we expect that our cost of revenue will increase as we ramp up manufacturing in our existing facility and by building a GWh-scale manufacturing facility.
Research and Development (“R&D”) Expense
R&D expenses consist mainly of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense of our R&D personnel, outside contractors, materials, R&D equipment, and allocation of overhead costs, which include utilities, rent, depreciation expense and other facilities-related costs. Our R&D expenses relate to the conceptual formulation and design of preproduction experimental prototypes and models, including the cost of equipment and material for which there is no alternative future use. R&D expenses are expensed as incurred. We expect that our R&D expenses will increase for the foreseeable future as we continue to invest in activities to develop and enhance product capabilities, as well as build and test battery prototypes to meet the expected market demand.
Selling, General and Administrative Expense
Selling, general and administrative expenses consist mainly of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense of our executive and administrative employees, as well as fees for professional and advisory services such as legal, accounting and audit. Selling, general and administrative expenses also include corporate insurance expense including directors and officers insurance costs, and allocation of overhead costs,

Index to Consolidated Financial Statements
which include utilities, rent, depreciation expense and other facilities-related costs. We expect that our selling, general and administrative expenses will increase due to the additional costs for compliance-related requirements resulting from being a public company and investment in additional general and administrative personnel to support the growth of our business.
Other Income, Net
Other income, net consists mainly of interest income and the one-time gain on the forgiveness of a PPP loan.
Provision for Income Taxes
Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in tax law. We maintain a valuation allowance against the full value of our U.S. federal and state net deferred tax assets because it is not more likely that our deferred tax assets will be recoverable.
Results of Operations
Comparison of the Year Ended December 31, 2022 and 2021
The following table summarizes our results of operations during the years ended December 31, 2022 and 2021 (in thousands):

	Year ended December 31,		Change
	2022	2021	$	%
Revenue	$4,409	$2,772	$1,637	59%
Cost of revenue	9,848	7,101	2,747	39%
Gross loss	(5,439)	(4,329)	(1,110)	26%
Operating expenses:
Research and development	2,030	1,450	580	40%
Selling, general and administrative	10,572	4,844	5,728	118%
Total operating expenses	12,602	6,294	6,308	100%
Loss from operations	(18,041)	(10,623)	(7,418)	70%
Other income, net	709	727	(18)	(2)%
Net loss	$(17,332)	$(9,896)	$(7,436)	75%
Cost of revenue and operating expenses reported above include stock-based compensation as follows (in thousands):

	Year ended December 31,		Change
	2022	2021	$	%
Cost of revenue	$516	$693	$(177)	(26)%
Research and development expense	27	233	(206)	(88)%
Selling, general and administrative	2,166	1,547	619	40%
Total stock-based compensation	$2,709	$2,473	$236	10%
Revenue
Revenue increased by $1.6 million, or 59%, to $4.4 million during the year ended December 31, 2022 from $2.8 million in the prior year. The increase was primarily due to a $1.2 million increase in sales of batteries resulting from an increase in volume of orders from existing and new customers; a $0.2 million increase due to the completion of customization design services for certain customers; and a $0.2 million increase from a government grant.
Cost of Revenues
Cost of revenues increased by $2.7 million, or 39%, to $9.8 million during the year ended December 31, 2022 from $7.1 million in the prior year. The increase was primarily due the increase in production of battery cells and service costs, driven by the increase in sales volume and completion of customization design services. Our direct labor costs, which

Index to Consolidated Financial Statements
contributed a significant portion of our cost of revenue, increased by $1.8 million due to the hiring of additional personnel, while our cost of materials and other overhead costs increased by $1.0 million.
Research and Development Expense
Research and development expense increased by $0.6 million, or 40%, to $2.0 million during the year ended December 31, 2022 from $1.5 million in the prior year. The increase was primarily due to a $0.6 million increase in personnel-related costs due to the hiring of additional personnel involved in research and development activities, offset by a $0.2 million decrease in stock-based compensation expense due to the grant of fully vested stock-based awards in the prior year that did not recur during the current year. Overhead and other costs also increased by $0.2 million due to the overall increase in our research and development activities.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $5.7 million, or 118%, to $10.6 million during the year ended December 31, 2022 from $4.8 million in the prior year, primarily due to the transition to being a public company. Drivers of this increase were a $2.3 million increase in personnel-related costs, including stock-based compensation expense, due to the hiring of additional executive and administrative personnel, a $2.2 million increase in professional and consulting fees as we obtained additional assistance before and after we became a public company, a $0.7 million increase in corporate insurance costs, including director and officer insurance costs, and a $0.5 million increase in other general and administrative spend resulting from operating as a public company.
Other Income, Net
The change in other income, net during the year ended December 31, 2022 consisted primarily of a $0.7 million increase in interest income attributed to the funds that we received from the Business Combination and the PIPE, offset by a $0.7 million decrease resulting from a one-time gain on forgiveness of PPP loan which was recognized during the year ended December 31, 2021.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. To meet our contractual obligations, we must continually have sufficient liquid assets.
Prior to the Business Combination, we financed our operations primarily through capital contributions from Amprius Holdings and revenue generated from operations. We expect to rely on our cash on hand, which was $69.7 million as of December 31, 2022, and cash flows from operations to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Annual Report on Form 10-K are issued. In addition, we may receive additional funds from the following sources: (i) all or a portion of the $200.0 million Committed Equity Financing with BRPC II if we decide to issue shares of common stock to BRPC II under the Purchase Agreement, (ii) $50.0 million grant from the U.S. DOE if we successfully finalize a contract and perform under such contract, and (iii) exercise of outstanding stock warrants.
Actual sales, if any, of shares of common stock under the Committed Equity Financing will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may utilize the Committed Equity Financing.
The $50.0 million cost sharing grant from DOE is dependent on the successful negotiation of a final contract, and among the terms to be finalized are the portion of relevant costs that will be covered by the grant. The contract was not yet finalized as of December 31, 2022. There can be no assurance that such negotiation will be successful and, if successful, that we will be able to perform under such contract.
We may receive up to approximately $550.8 million from the exercise in full of all outstanding warrants. The exercise price of our public warrants and private warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share. As of March 16, 2023, we had an aggregate of 45,668,336 public warrants and private warrants and

Index to Consolidated Financial Statements
2,052,500 PIPE warrants outstanding. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. If the market price for our common stock is less than $11.50 per share, in the case of the public warrants or private warrants, or $12.50 per share, in the case of the PIPE warrants, we believe warrant holders will be unlikely to exercise their warrants.
Our ability to become profitable is dependent upon future events, including obtaining adequate financing to fund our business plan, completing the design and build out of our GWh-scale manufacturing facility, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.
We expect our capital expenditures and working capital requirements to increase materially in the near future. At our headquarters in Fremont, California, we currently operate a kWh-scale manufacturing line that we are expanding in order to achieve production on a MWh-scale. To meet the demand for our batteries, we are in the process of designing and then building a new GWh-scale manufacturing facility. Based on our current expectations, we estimate that our capital equipment expenditures will range between $120.0 million and $150.0 million to achieve 1.0 GWh per year of manufacturing capacity, with the build-out to be completed over phases. The initial phase of 500 MWh is expected to be operational in 2025.
We have incurred net losses to date. During the year ended December 31, 2022, we incurred a net loss of $17.3 million. We expect to incur additional losses and increased expenses in future periods, including those associated with the design and build out of our GWh-scale manufacturing facility, continued research and development efforts and increased employee headcount.
As of December 31, 2022, our contractual obligations consisted primarily of our noncancellable operating lease agreement for our corporate headquarters in Fremont, California. The total future lease payments under this operating lease was $3.9 million as of December 31, 2022, of which a total of $0.5 million is due in 2023. In January 2023, we amended this lease to include the lease of additional space within the same building and extend the lease term to expire in June 2027, with an option to extend for an additional five-year term. The total future lease payments after amending this lease was approximately $11.7 million, of which a total of $1.0 million is payable in 2023. Additionally, in January 2023, we entered into a nonbiding letter of intent to lease a space for our GWh-scale manufacturing facility in Brighton, Colorado. The execution of the lease agreement remains subject to ongoing negotiations. Under the letter of intent, the expected lease payments over the estimated lease term of 15 years total to approximately $63.0 million. For additional discussion about our leases, refer to Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(13,882)	$(8,016)
Net cash used in investing activities	(1,481)	(609)
Net cash provided by financing activities	73,626	20,112
Net increase in cash and cash equivalents	$58,263	$11,487

Index to Consolidated Financial Statements
Net Cash Used in Operating Activities
Our primary source of cash provided by operations is revenue from customized design services and sale of batteries. Our uses of cash in our operating activities primarily include payments for personnel-related costs, procurement of materials used to produce batteries and to conduct research, professional fees and other general corporate expenses.
Net cash used in operating activities increased to $13.9 million during the year ended December 31, 2022 from $8.0 million in the prior year due primarily to an increase in personnel-related costs as we hired additional employees, an increase in professional and consulting fees as we obtained additional assistance before and after we became a public company, and an increase in corporate insurance costs, including directors' and officers' insurance costs.
Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities increased to $1.5 million during the year ended December 31, 2022 from $0.6 million in the prior year due primarily to purchases of pilot production equipment as we continue to expand our manufacturing activities.
Net Cash Provided by Financing Activities
Our primary source of cash provided by financing activities consist of proceeds from issuance of common stock, exercise of stock warrants and capital contributions from Amprius Holdings. Our cash usage for our financing activities consists primarily of payments of costs related to the issuance of common stock.
Net cash provided by financing activities increased to $73.6 million during the year ended December 31, 2022 from $20.1 million in the prior year due primarily to the proceeds from the issuance of common stock in connection with the Business Combination, the PIPE investment and proceeds from the exercise of stock warrants, reduced by costs paid in connection with the Business Combination and PIPE investment transactions. Our cash provided by financing activities during the year ended December 31, 2021 consisted primarily of capital contributions from Amprius Holdings.
Related Party Transactions
We had a service agreement with Amprius Holdings, which was terminated upon the closing of the Business Combination. Prior to its termination, the service agreement required Amprius Holdings to provide us certain services such as administration, management service, information technology and engineering services to support the Company's operations. The administrative costs, including allocation of stock-based compensation, incurred by Amprius Holdings up to the termination of the service agreement were allocated to us and were treated as capital contributions. We also previously received cash advances and capital contributions from Amprius Holdings to support our working capital requirements. Those cash advances were forgiven and were treated as capital contributions.
Additionally, we purchased raw materials and development materials from two previous related parties that were owned and controlled by Amprius Holdings. We do not have purchase commitments with these previous related parties.
For more information regarding our related party transactions, see Note 13 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only

Index to Consolidated Financial Statements
two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250.0 million as of the prior June 30 or (ii) our annual revenue exceeds $100.0 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700.0 million as of the prior June 30.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our audited financial statements included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods.
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
While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the accounting estimates discussed below are critical to understanding our historical and future performance.
Revenue Recognition
Our revenue from customers consists mainly of customized design services arrangements and sale of battery products. We account for a contract with a customer when there is a legally enforceable contract, such as a customers' purchase order, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of the consideration is probable. Revenue from a contract with a customer is recognized at a point in time when control is transferred to the customer, which is generally upon the completion of the battery design and delivery of the final prototype batteries for customized design services or upon shipment of the batteries. The majority of our contracts have a single performance obligation, which do not require us to do a transaction price allocation. The transaction price set in the contract is fixed, with payment terms for a customized design service contract generally based on the achievement of agreed upon milestones specified in the contract. We do not accept returns unless the batteries are defective as manufactured. We also generate revenue from U.S. federal government expense reimbursement grants that is recognized in the period in which the qualifying costs have been incurred.
Leases
We determine if an arrangement is a lease, or contains a lease, by evaluating whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. We determine the classification of the lease, whether operating or finance lease, at the lease commencement date, which is the date the Company obtains control of the leased asset.
We recognize a right-of-use ("ROU") asset and a lease liability on the lease commencement date based upon the present value of the fixed lease payments over the non-cancelable lease term using an incremental borrowing rate. We include in the calculation of the present value of the lease payments amounts attributable to the renewal period if we have the option to renew and if, based on present facts and circumstances, we believe that it is reasonably certain that the renewal will be exercised.
We do not recognize an ROU asset on a lease arrangement with a term of 12 months or less. When there are modifications to our lease, we assess the terms of the modification to determine whether incremental differences result in new contract terms, which would be accounted for as a new lease or whether the additional right of use should be included in the original lease and continue to be accounted with the remaining ROU asset.
Stock-Based Compensation
We measure stock-based compensation for stock options at fair value on the date of grant using the Black-Scholes option-pricing model, which requires the use of the following highly subjective assumptions.

Index to Consolidated Financial Statements
•Expected Term — This is the estimated period that the stock options are expected to be outstanding. Since we do not have sufficient historical experience for determining the expected term, we derived the expected term based on the simplified method for awards that qualify as plain-vanilla options.
•Expected Volatility — Prior to the Business Combination, we estimated volatility for stock option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the option grant’s expected term.
•Risk-Free Interest Rate — We base the risk-free interest rate on the implied yield available on the U.S. Treasury zero coupon issues with a remaining term equivalent to the expected term of the option.
•Expected Dividend — We estimate expected dividend yield to be zero because we have not paid dividends in the past and have no plans to pay dividends on our common stock.
The Black-Scholes option-pricing model also requires us to input the fair value of the underlying common stock. Prior to becoming a public company, we estimated the fair value of our common stock based on the determination of the board of directors, with input from management and contemporaneous valuations from a third-party. We discuss in further detail below the valuation of our common stock prior to becoming a public company.
We recognize stock-based compensation expense on a straight-line basis over the period from the date of the grant to the date the award is fully vested, which is generally over four years. We elected to account for forfeitures as they occur.
Common Stock Valuations
Since there was no public market for Legacy Amprius' common stock and Amprius Holdings’ common stock prior to the Business Combination, we estimated the fair value of Legacy Amprius common stock and Amprius Holdings’ common stock based on the determination of their respective board of directors at the date of the stock option grant, with input from their respective management and third-party valuations.
The third-party valuations were performed in accordance with the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). The Practice Aid identifies various available methods for allocating the enterprise value across classes of capital stock in determining the fair value of Legacy Amprius' common stock at each valuation date. The probability-weighed expected return method (“PWERM”) and the Option Pricing Method (“OPM”) were the most appropriate methods for determining the fair value of Legacy Amprius common stock and Amprius Holdings’ common stock based on their respective stage of development and other relevant factors.
In addition to the third-party valuations, the respective board of directors considered various objective and subjective factors to determine the fair value of such common as of each grant date, including:
•the rights, preferences, and privileges of Amprius Holdings’ preferred securities as compared to those of Legacy Amprius common stock and Amprius Holdings’ common stock, including liquidation preferences of Amprius Holdings’ preferred stock;
•stage of development;
•external market conditions affecting the industry and trends within the industry, including a review of the performance and metrics of guideline public companies;
•the respective company’s financial position, including cash on hand, and historical and forecasted performance and operating results;
•the lack of an active public market for such common stock and Amprius Holdings’ preferred stock;
•the likelihood of achieving a liquidity event, such as a Special Purpose Acquisition Company (“SPAC”) transaction or sale of our company in light of prevailing market conditions; and
•an analysis of initial public offerings and the market performance of similar companies in the industry.
Valuation of Legacy Amprius' common stock
•Valuation as of March 29, 2022
The valuation as of March 29, 2022 was determined by applying the Hybrid Method, whereby the implied equity value was determined using various scenarios based in part on the latest round of financing of Amprius

Index to Consolidated Financial Statements
Holdings at that time (i.e., Series E-2 convertible preferred stock). In addition, the following scenarios were also considered at that time:
•Two SPAC term sheet values that we received;
•Backsolve OPM based on Amprius Holdings’ Series E-2 convertible preferred stock financing completed in June 2021; and
•A discounted cash flow analysis as of the March 2022 valuation date.
The relative probability of each type of future-event scenario was determined based on management’s best estimate as of the date of valuation, including then-current expectations as to the timing and likely prospects of the future event scenarios. The two SPAC scenarios were weighted 12.5% each, the Backsolve analysis based on the Series E-2 financing was weighted 25%, and the discounted cash flow analysis was weighted 50%. The weighted average implied equity value was then used to determine the common stock value based on an OPM.
Valuation of Amprius Holdings' common stock
•Valuation as of June 30, 2021
The valuation as of June 30, 2021 was determined based on both a market approach and an income approach, applying weightings to each value to arrive at an equity value estimate. In addition, consideration was given to the implied equity value from the Backsolve analysis based on Amprius Holdings’ Series E-2 financing at that time. The two market approaches were weighted a combined 37.5%, the discounted cash flow analysis was weighted 12.5%, and the Backsolve analysis based on the Series E-2 financing was weighted 50%. The weighted average implied equity value was then used to determine the common stock value based on an OPM.
•Valuation as of March 29, 2022
Subsequent to Amprius Holdings’ divestiture of its subsidiaries in early 2022, its only assets were the shares of Legacy Amprius common stock it owned and cash. As such, the estimated fair value of Amprius Holdings common stock was adjusted based on the analysis performed for Legacy Amprius, making an adjustment for cash to value the equity based on an asset-based approach. This value was then allocated to the securities in the capital structure based on an OPM, in order to estimate the value of the common stock in Amprius Holdings as of the valuation date. For purposes of determining the fair value of stock option grants in December 2021, Amprius Holdings adjusted the March 29, 2022 in order to derive an interpolated value by taking into consideration that its three subsidiaries had not been divested at that time.
After becoming a public company, our Board of Directors determines the fair value of our common stock based upon the closing market price as reported on the NYSE.
Recent Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to a variety of market-related risks, which broadly includes interest rate risk, credit risk, and inflation risk. These risks may affect our results of operations and cash flows.
Interest Rate Risk
We are exposed to interest-rate risk related to our interest-bearing bank deposits and money market funds. Adverse changes in interest rates may affect our results of operations. Cash and cash equivalents as of December 31, 2022 was $69.7 million. Hypothetically, if our cash and cash equivalents remain the same and if the interest rate changes by 100 basis points, our interest income may change by approximately $0.7 million on a per annum basis.
We have no interest-bearing borrowings as of December 31, 2022.

Index to Consolidated Financial Statements
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
Inflation Risk
High inflation may affect our operating results and cash flows. However, we do not believe that inflation had a materially impact on our operating results and cash flows during the year ended December 31, 2022. If our costs become subjected to significant inflationary pressures, we may not be able to fully offset such higher costs through the increase in prices of products we sell.

Index to Consolidated Financial Statements
Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Amprius Technologies, Inc.
Fremont, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Amprius Technologies, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2022.
Houston, Texas
March 30, 2023

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Amprius Technologies, Inc. (a carve-out of Amprius, Inc.)

Opinion on the Financial Statements
We have audited the accompanying balance sheet of Amprius Technologies, Inc. (a carve-out of Amprius, Inc.) (the Company) as of December 31, 2021, the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ SingerLewak LLP
We have served as the Company’s auditor from 2021 to 2022.
San Jose, CA
June 21, 2022, except for the reverse recapitalization described in Note 1 as to which the date is November 16, 2022.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$69,696	$11,489
Accounts receivable	686	262
Inventories	500	500
Deferred costs	1,897	1,769
Prepaid expenses and other current assets	2,394	156
Total current assets	75,173	14,176
Non-current assets:
Property, plant and equipment, net	4,236	4,210
Operating lease right-of-use assets, net	2,751	—
Deferred costs	367	141
Other assets	644	—
Total assets	$83,171	$18,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,028	$359
Accrued and other current liabilities	2,708	1,446
Deferred revenue	2,660	2,363
Operating lease liabilities	521	—
Total current liabilities	6,917	4,168
Non-current liabilities:
Deferred revenue	720	501
Operating lease liabilities	2,501	—
Total liabilities	10,138	4,669
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 84,610,114 and 65,772,001 shares issued and outstanding at December 31, 2022 and 2021, respectively	8	7
Additional paid-in capital	165,912	89,252
Accumulated deficit	(92,887)	(75,401)
Total stockholders’ equity	73,033	13,858
Total liabilities and stockholders’ equity	$83,171	$18,527
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In thousands, except share and per share data)	2022	2021
Revenue	$4,409	$2,772
Cost of revenue	9,848	7,101
Gross loss	(5,439)	(4,329)
Operating expenses:
Research and development	2,030	1,450
Selling, general and administrative	10,572	4,844
Total operating expenses	12,602	6,294
Loss from operations	(18,041)	(10,623)
Other income (expense), net:
Interest income and other	709	(16)
Gain on forgiveness of PPP loan	—	743
Total other income, net	709	727
Net loss	$(17,332)	$(9,896)
Weighted-average common shares outstanding:
Basic and diluted	71,342,720	65,764,450
Net loss per share of common stock:
Basic and diluted	$(0.24)	$(0.15)
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of January 1, 2021	45,156,145	$1	$66,673	$(65,505)	$1,169
Retroactive conversion of common stock due to Business Combination	20,586,738	6	(6)	—	—
Balance as of January 1, 2021, as adjusted	65,742,883	7	66,667	(65,505)	1,169
Capital contribution from Amprius Holdings	—	—	20,111	—	20,111
Exercise of stock options	29,118	—	1	—	1
Stock-based compensation	—	—	1,000	—	1,000
Contribution from Amprius Holdings related to stock-based compensation	—	—	1,473	—	1,473
Net loss	—	—	—	(9,896)	(9,896)
Balance as of December 31, 2021	65,772,001	7	89,252	(75,401)	13,858
Cumulative effect adjustment from the adoption of ASC 842	—	—	—	(154)	(154)
Issuance of common stock in connection with Business Combination and PIPE investment, net of issuance costs	18,392,366	1	70,937	—	70,938
Issuance of common stock in connection with a stock purchase agreement	84,793	—	—	—	—
Capital contribution from Amprius Holdings	—	—	505	—	505
Exercise of stock options, net of repurchased shares	146,566	—	44	—	44
Exercise of stock warrants	214,388	—	2,465	—	2,465
Stock-based compensation	—	—	2,329	—	2,329
Contribution from Amprius Holdings related to stock-based compensation	—	—	380	—	380
Net loss	—	—	—	(17,332)	(17,332)
Balance as of December 31, 2022	84,610,114	$8	$165,912	$(92,887)	$73,033
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(17,332)	$(9,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,709	2,473
Depreciation and amortization	1,539	1,441
Amortization of deferred costs	1,585	548
Non-cash operating lease expense	556	—
Loss from disposal of property, plant and equipment	—	158
Gain on forgiveness of PPP loan	—	(743)
Changes in operating assets and liabilities:
Accounts receivable	(424)	86
Inventories	—	17
Deferred costs	(1,939)	(2,003)
Prepaid expenses and other current assets	(2,282)	(70)
Accounts payable	517	(1,804)
Accrued and other current liabilities	1,155	574
Deferred revenue	516	1,203
Operating lease liabilities	(482)	—
Net cash used in operating activities	(13,882)	(8,016)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,481)	(609)
Net cash used in investing activities	(1,481)	(609)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with Business Combination and PIPE investment	77,884	—
Payment of transaction and issuance costs in connection with Business Combination and PIPE investment	(6,946)	—
Payment of financing costs in connection with a stock purchase agreement	(326)	—
Proceeds from exercise of stock options	44	1
Proceeds from exercise of warrants	2,465	—
Capital contributions from Amprius Holdings	505	20,111
Net cash provided by financing activities	73,626	20,112
Net increase in cash, cash equivalents and restricted cash	58,263	11,487
Cash, cash equivalents and restricted cash, beginning of year	11,489	2
Cash, cash equivalents and restricted cash, end of year	$69,752	$11,489
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$69,696	$11,489
Restricted cash included in other assets	56	—
Total cash, cash equivalents and restricted cash	$69,752	$11,489
Supplemental disclosure of non-cash investing and financing information:
Operating lease liabilities and right-of-use assets upon adoption of ASC 842	$3,256	$—
Unpaid purchases of property, plant and equipment	$83	$51
Unpaid financing costs in connection with a stock purchase agreement	$263	$—
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations and Organization
Nature of Operations
Amprius Technologies, Inc. (the "Company") has developed, and since 2018, been in commercial production of lithium-ion batteries for mobility applications leveraging a disruptive silicon anode. The Company’s silicon anode technology is intended to enable batteries with higher energy density, higher power density and fast charging capabilities over a wide range of operating temperatures. The Company's headquarters is located in Fremont, California.
The Company previously had an intercompany agreement with a majority shareholder, Amprius, Inc. (“Amprius Holdings”), to license intellectual property rights to continue to develop silicon nanowire technology. Under this agreement, Amprius Holdings provided resources and rights to use its assets to the Company, such as rights to the use of intellectual property, cash, equipment, manufacturing and office facilities, personnel, and management oversight. Beginning in 2020, Amprius Holdings assigned or contributed those assets to the Company and the Company treated them as contributions from Amprius Holdings. The intercompany agreement was terminated in May 2022.
Business Combination
On September 14, 2022 (the “Closing Date”), the Company completed a business combination pursuant to the Business Combination Agreement, dated May 11, 2022 (the “Business Combination Agreement”), by and among the Company, Amprius Technologies Operating, Inc. (formerly known as Amprius Technologies, Inc. or "Legacy Amprius"), Kensington Capital Acquisition Corp. IV, and Kensington Capital Merger Sub Corp. (“Merger Sub”). Pursuant to the terms of the Business Combination Agreement, Kensington Capital Acquisition Corp. IV changed its jurisdiction of incorporation by domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which it changed its name to “Amprius Technologies, Inc.,” and a business combination between Kensington Capital Acquisition Corp. IV and Legacy Amprius was effected through the merger of Merger Sub with and into Legacy Amprius, with Legacy Amprius surviving as a wholly owned subsidiary of the Company (together with the Domestication and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).
Unless the context otherwise provides, the “Company” refers (i) prior to the Closing Date, to Legacy Amprius and (ii) on and after the Closing Date, to Amprius Technologies, Inc. and its subsidiaries, including Legacy Amprius. Prior to the Business Combination, Kensington Capital Acquisition Corp. IV is referred to herein as “Kensington.”
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
Liquidity and Capital Resources
Since its inception, the Company has incurred recurring losses and negative cash flows from operations. During the year ended December 31, 2022, the Company's net loss was $17.3 million and at December 31, 2022, the accumulated deficit was $92.9 million. The Company expects to incur additional losses in the future as it scales its business and increases its operating expenditures, such as increasing its research and development spend and headcount. Additionally, the Company expects to increase its capital expenditures as it plans to build a GWh-scale manufacturing facility in the future. The Company may need to raise funds in order to meet its future operating and capital expenditure requirements. If

Index to Consolidated Financial Statements
sufficient funding is not raised, the Company may need to reduce its spending activities, which may negatively affect its ability to achieve its operating goals.
At December 31, 2022, the Company had cash and cash equivalents of $69.7 million. The Company believes that its cash and cash equivalents will be sufficient to fund its working capital requirements over twelve months from the date these financial statements are issued.
On September 27, 2022, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with B. Riley Principal Capital II, LLC (“BRPC II”), pursuant to which BRPC II committed to purchase up to $200.0 million of its common stock until January 1, 2025, subject to certain contractual terms (the “Committed Equity Financing”). There can be no assurance that the Company will be able to raise $200.0 million over such period as the Committed Equity Financing contains certain limitations and conditions.
On October 19, 2022, the U.S. Department of Energy (“DOE”) under the Bipartisan Infrastructure Law awarded the Company a cost-sharing grant of $50.0 million. The grant is dependent upon the successful negotiation of a final contract. There can be no assurance that such negotiation will be successful.
Other Risk and Uncertainties
The Company faces risks related to the COVID-19 pandemic, which has created significant volatility in the global economy, led to business disruptions, reduced economic activities, and imposition of travel restrictions. Although the COVID-19 pandemic did not have an adverse impact on the Company to-date, its future development is highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, the Company and its customers may continue to experience its negative effect, which may adversely affect the Company's future financial condition, results of operations and cash flows.
The Company also faces risks related to the war between Russia and Ukraine, which has also led to significant volatility in the global economy resulting in higher inflation, volatility in the credit and capital markets, and interruption in the supply chain. Although this war did not have an adverse impact to the Company to-date, its future outcome is highly unpredictable and uncertain, which may also adversely affect the Company's future financial condition, results of operations and cash flows.
Note 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.
In connection with the closing of the Business Combination, whereby Legacy Amprius was determined as the accounting acquirer for accounting and reporting purposes, the historical financial statements of Legacy Amprius became the historical financial statements of the combined company and no goodwill or other intangible assets were recorded. As a result, the accompanying consolidated financial statements reflect (i) the assets and liabilities of Legacy Amprius at their historical cost; (ii) the historical operating results of Legacy Amprius prior to the Business Combination; and (iii) Legacy Amprius’ equity structure, which has been retroactively restated in the comparative period up to the Closing Date to reflect the number of shares of the Company’s common stock issued to Legacy Amprius stockholders. As such, the shares, corresponding capital amounts, and net loss per share related to Legacy Amprius common stock have been retroactively restated to reflect the effect of the exchange ratio of 1.45590 (the “Exchange Ratio”) established in the Business Combination.
Prior to the Business Combination, the financial statements of the Company were presented on a carve-out basis using its historical results of operations and historical basis of assets and liabilities derived from the accounting records of Amprius Holdings, adjusted as necessary to conform with U.S. GAAP. The underlying assumptions in the Company's presentation of its financial statements prior to the Business Combination include:
•Balance sheets include all of the Company’s owned assets, assets assigned or contributed by Amprius Holdings, and liabilities incurred by Amprius Holdings on behalf of the Company.
•Statements of operations reflect all activities directly attributable to the Company, which include an allocation of certain general and administrative expenses of Amprius Holdings.

Index to Consolidated Financial Statements
•Certain general and administrative expenses of Amprius Holdings, such as the payroll-related expenses for two executive employees, legal, tax, insurance and accounting fees, were shared between the Company, Amprius Holdings and its other subsidiaries. Since those two executive employees provided the Company and Amprius Holdings' other subsidiaries with governance and management oversight, those shared expenses were allocated between the Company and Amprius Holdings' other subsidiaries. The level of effort spent by Amprius Holdings' executives was not correlated with the level of activity, revenue or other financial operating metrics of the Company and Amprius Holdings' other subsidiaries. As a result, those shared expenses were allocated equally between the Company and Amprius Holdings' other subsidiaries.
•Prior to the distribution of Amprius Holdings' other subsidiaries in January 2022 and February 2022, the shared expenses of Amprius Holdings were allocated equally between the Company and Amprius Holdings' other subsidiaries. After February 2022, those expenses were fully allocated to the Company.
Management believes that the assumptions described above, including the allocation of certain shared expenses, are reasonable and consistently applied for all periods presented prior to the Business Combination. However, the financial statements of the Company that were presented prior to the Business Combination may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had the Company operated as a separate and standalone entity.
The significant accounting policies described below, together with other notes that follow, are an integral part of the consolidate financial statements.
Reclassification
Certain accounts in the prior year financial statements were reclassified to conform with the current year presentation.
Emerging Growth Company
The Company is an emerging growth company as defined in Section 2(a) of the Securities Act of 1933 (as amended), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised accounting standards until private companies are required to comply with such standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected to not opt out of such extended transition period. This means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt such new or revised standard unless the Company is no longer deemed an emerging growth company. As a result, the accompanying consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances; the results of which form the basis for making judgements that are not readily apparent from other sources. Actual results could materially differ from management estimates using different assumptions or under different conditions.
Significant accounting estimates made by the Company include useful lives of property, plant and equipment, valuation of deferred taxes, lower of cost or net realizable adjustment of inventory, carve-out of financial statements including the allocation of assets, liabilities and expenses prior to the Business Combination, incremental borrowing rate used in calculating lease obligations and right-of-use assets, and fair value of common stock prior to the Business Combination and other inputs used to value stock-based compensation awards.

Index to Consolidated Financial Statements
Fair Value Measurement
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
The Company had a money market fund amounting to $69.4 million as of December 31, 2022, which was measured at Level 1 fair value based on the active market price of such instrument.
The Company did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of December 31, 2022 and 2021.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the years ended December 31, 2022 and 2021.
Cash, Cash Equivalents and Restricted Cash
Cash consists of bank deposits and cash equivalent consists of a money market fund with original maturity of less than 90 days from the date of purchase.
Restricted cash pertains to cash collateral required by the Company’s lessor to satisfy a letter of credit requirement under its lease agreement. As of December 31, 2022, restricted cash was $56 thousand and is included in other assets in the accompanying consolidated balance sheet.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. The Company maintains its cash, cash equivalents and restricted cash with major financial institutions that may at times exceed federally insured limits. The Company has not experienced losses on its financial assets held in these financial institutions. Management believes that these financial institutions are financially sound with minimal credit risk.
Accounts receivable consist mainly of amounts due from U.S. government agencies or sponsored entities and large public entities which limits the Company’s credit risk. Through December 31, 2022, the Company has not experienced any credit losses.
During the year ended December 31, 2022, four customers individually represented 24%, 20%, 18% and 11% of the Company’s revenue. During the year ended December 31, 2021, two customers individually represented 56% and 24% of the Company’s revenue.
As of December 31, 2022 and 2021, three and five customers represented 88% and 96%, respectively, of the Company’s total accounts receivable.

Index to Consolidated Financial Statements
Segment Reporting
The Company has determined that the Chief Executive Officer is its Chief Operating Decision Maker (CODM). The CODM reviews financial information presented on an aggregate basis for the purposes of assessing the Company’s performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates in a single operating and reportable segment. All of the Company’s revenues are geographically earned in the United States and all property, plant and equipment is located in the United States.
Revenue Recognition
The Company recognizes revenue under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, when a customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.
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

Index to Consolidated Financial Statements
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
Grant Revenue
The Company receives payments from the U.S. federal government under a nonrefundable expense reimbursement grant in support of its product development programs. Expense reimbursement grants entitle the Company to claim from a government entity reimbursement of certain qualified expenses incurred to date. The nature and amount of such expenses are determined by each respective grant.
The Company has concluded that government grants received are outside the scope of ASC Topic 606 because such grants do not involve a reciprocal transfer in which each party receives and sacrifices approximately commensurate value. Therefore, the grants meet the definition of a contribution and are non-exchange transactions.
In absence of explicit US GAAP guidance on contributions received by business entities, the Company made a policy decision to apply by analogy recognition and measurement guidance in International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. Under this approach the Company recognizes grants at fair value only when there is reasonable assurance that the Company will comply with the conditions attaching to them, and that the grants will be received. The Company recognizes as revenue the amounts received or receivable from expense reimbursement grants to the extent, and in the period in which, the qualifying costs have been incurred.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount less any estimated allowance for doubtful accounts. An allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts by considering the age of outstanding invoices and the collection history of the customer, as well as an evaluation of potential risk of loss. A receivable deemed to be uncollectible is written off against a previously established allowance and recoveries are recognized when the cash is received. The Company does not accrue interest on past due balances and requires no collateral. The Company has not experienced any significant losses from accounts receivable. The Company had no allowance for doubtful accounts as of December 31, 2022 and 2021.
Inventories
Inventories, which consist of raw materials, work-in-process and finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in-first-out method. Net realizable value is determined based upon the estimated selling price of the inventory in the ordinary course of business less reasonably predictable costs of completion or disposal and transportation. The cost of raw materials, work-in-process and finished goods generally exceeds their respective realizable value. When an inventory is adjusted to its net realizable value, a new cost basis is established and such cost is not adjusted for any potential recovery or increase in cost. Obsolete inventories are written off to cost of goods sold.

Index to Consolidated Financial Statements
Property, Plant and Equipment, Net
Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets as shown below.

Pilot production equipment	4 to 7 years
Lab equipment	4 years
Furniture, fixtures and other equipment	3 to 5 years
Leasehold improvements	Lesser of their useful lives or the term of the lease
Custom assets that are being constructed are recorded as construction in progress. Depreciation for those assets begins when the construction is completed and the assets are ready for their intended use.
Expenditures for repairs and maintenance are expensed as incurred. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss is reflected in the consolidated statements of operations.
Impairment of Long-Lived Assets
The Company reviews the valuation of long-lived assets, which consisted mainly of property, plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets or asset groups is calculated based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using the estimated cash flows discounted at a rate commensurate with the risk involved. Based on management's assessment, there were no impairment losses recorded during the years ended December 31, 2022 and 2021.
Leases
The Company determines if an arrangement is a lease, or contains a lease, by evaluating whether there is an identified asset and whether the Company controls the use of the identified asset throughout the period of use. The Company determines the classification of the lease, whether operating or finance lease, at the lease commencement date, which is the date the Company obtains control of the leased asset.
The Company recognizes the right-of-use ("ROU") assets and lease liabilities on the lease commencement date based upon the present value of the fixed lease payments over the non-cancelable lease term, unless it is reasonably certain that any renewal or termination option will be exercised. Variable costs, such as common area maintenance fees, property insurance and property taxes, are not included in the measurement of the ROU assets and lease liabilities, but are expensed as incurred. As the implicit rate of the leases is not determinable, the Company uses an incremental borrowing rate in determining the present value of the lease payments. The Company does not recognize ROU assets on lease arrangements with a term of 12 months or less. Lease expense for such arrangements is recognized on a straight-line basis over the term of the lease. The Company accounts for lease components and non-lease components as a single lease component. Modifications are assessed to determine whether incremental differences result in new contract terms and accounted for as a new lease or whether the additional right of use should be included in the original lease and continue to be accounted with the remaining ROU asset.
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
Warranty Liability
The Company warrants that battery cells sold to customers will meet the published or agreed upon specification. Battery cells that do not meet specification are replaced at no charge to the customer. The Company had no significant warranty claims based on its historical experience. In addition, the Company is not aware of pending warranty claims or returns of battery cells from customers as of December 31, 2022. Based on management's assessment, the Company had  not recorded a warranty liability as of December 31, 2022 and 2021.

Index to Consolidated Financial Statements
Loss Contingencies
In the normal course of business, the Company may be involved in claims and legal proceedings. The Company records a liability for such matters when it is probable that a loss has been incurred and the amounts can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. Legal costs associated with these loss contingencies are expensed as incurred.
Deferred Costs
Certain costs, which consist primarily of payroll-related costs, are initially deferred when (i) the costs relate directly to a customer contract, (ii) generate or enhance resources of the Company that will be used in satisfying future performance obligations, and (iii) are expected to be recovered. If these three criteria are not met, the costs are expensed into cost of revenue in the period incurred. Deferred costs are recognized as cost of revenues in the period when the related revenue is recognized, except when such costs incurred are in excess of the amount expected to be recoverable, in which case they are expensed as incurred into cost of revenues. The recoverable amount equals the total of the amount of consideration that the Company expects to receive in the future and that the Company has received but has not recognized as revenue, in exchange for the goods or services to which the asset relates, less the costs that relate directly to providing those goods or services and that have not been recognized as expenses.
Cost of Revenues
Cost of revenue, which includes the cost of finished goods sold and the cost of customization development services, consist mainly of the costs of raw materials, labor costs, and the allocation of overhead costs incurred in producing batteries or performing the customization work. Labor costs consist of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense. Overhead costs consist primarily of utilities, rent, depreciation expense and other facilities-related costs. Costs related to batteries and design services are recognized in the same period as the associated revenue.
Research and Development Costs
Research and development ("R&D") costs are expensed as incurred. These costs consist mainly of personnel-related costs such as salaries, employee benefits and stock-based compensation expense of R&D personnel, outside contractors, materials, R&D equipment, and allocation of overhead costs, which include utilities, rent, depreciation expense and other facilities-related costs. R&D costs relate to the conceptual formulation and design of preproduction experimental prototypes and models, including the cost of equipment and material for which there is no alternative future use.
Advertising Costs
Advertising costs, which were not material during the years ended December 31, 2022 and 2021, are expensed as incurred.
Stock-Based Compensation
Amprius Holdings, a major shareholder, granted certain of its employees, directors and contract workers stock-based awards under its Equity Incentive Plan ("Amprius Holdings Plan"). When the Company was formed, certain employees and contract workers of Amprius Holdings were transferred, or provided services, to the Company. The stock-based compensation costs associated with the outstanding stock-based awards granted to those employees and contract workers were recorded by the Company with a corresponding increase in additional paid-in capital.
In 2016, the Company adopted the 2016 Equity Incentive Plan ("2016 Plan"), which was separate from the Amprius Holdings Plan. The Company granted stock-based awards under the 2016 Plan to certain employees, directors and contract workers of Amprius Holdings who provided services to the Company. The stock-based compensation costs associated with those awards were recorded by the Company. In September 2022, the Company adopted the 2022 Equity Incentive Plan ("2022 Plan") and terminated the 2016 Plan.
The Company measures stock-based compensation for stock options at fair value on the date of grant using the Black-Scholes option-pricing model. The Company measures stock-based compensation for restricted stock units ("RSUs") based on the closing price of the Company’s stock. The Company recognizes stock-based compensation expense on a

Index to Consolidated Financial Statements
straight-line basis over the period from the date of the grant to the date the award is fully vested, which is generally four years. The Company has elected to account for forfeitures as they occur.
The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock option awards. These assumptions include:
•Expected Term — The expected term of stock options represents the period that the Company’s stock-based awards are expected to be outstanding. As the Company does not have sufficient historical experience for determining the expected term, the expected term has been derived based on the simplified method for awards that qualify as plain-vanilla options.
•Expected Volatility — Since the Company did not have trading history for its common stock, the Company estimated volatility for option grants through December 31, 2022 by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term.
•Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield available on the U.S. Treasury zero coupon issues with a remaining term equivalent to the expected term of the option.
•Expected Dividend — The Company has not paid dividends and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.
The Black-Scholes option-pricing model also requires input on the fair value of the underlying common stock. There is no public market for Amprius Holdings' common stock and prior to the Business Combination, there was no public market for Legacy Amprius’ common stock. As such, the fair value of the shares of common stock underlying stock option grants had been determined by the Company’s board of directors at the time of grant by considering a number of objective and subjective factors including important developments in the Company’s operations, valuations performed by an independent third party, the rights, preferences, and privileges of Amprius Holdings’ preferred securities as compared to those of Legacy Amprius' and Amprius Holdings’ common stock, including liquidation preferences of Amprius Holdings’ preferred stock, the Company's stage of development and financial position, the market conditions affecting the industry, the stock price performance and volatility of comparable public companies, and the likelihood of achieving a liquidity event, among other factors. The third-party valuations were performed in accordance with the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). The Practice Aid identifies various available methods for allocating the enterprise value across classes of capital stock in determining the fair value of the Company's common stock at each valuation date. The valuations for Amprius Holdings’ common stock were prepared using the Option Pricing Method ("OPM"), and the valuations for Legacy Amprius' common stock were prepared using the probability-weighed expected return method ("PWERM"), both of which used market approaches to estimate the Company's enterprise value. PWERM is a hybrid method where the equity value in one or more of the scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger.
After the Business Combination, the fair value of the shares of common stock underlying stock option grants is determined based on the closing price of the Company’s stock.
Common Stock Warrants
The Company has freestanding common stock warrants, which are classified as equity in accordance with the applicable guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. Accordingly, a

Index to Consolidated Financial Statements
freestanding instrument, such as a stock warrant, is classified as equity when (i) the instrument is considered indexed to an entity's own stock and (ii) when certain criteria for equity classification are met.
When assessing whether the Company's stock warrants are indexed to its own stock, the Company evaluated the stock warrants' exercise contingencies and adjustment features. The stock warrants' exercise contingencies, which are not based on observable market or index, include restriction to exercise a portion of the stock warrants if the holder exceeds specified beneficial ownership limitations and the holder being required to exercise the stock warrants in the event of a reorganization or a warrant redemption. Since the exercise contingencies are not based on observable market or index, the stock warrants were not precluded from being considered indexed to the Company's own stock. In addition, the stock warrants' adjustment features, such as a change in exercise price in the event of a stock split or stock dividend and a downward adjustment on the exercise price at the Company's discretion, did not preclude the stock warrants from being considered indexed to the Company's own stock.
The Company also evaluated other provisions in the warrant agreement, such as the share-settlement provision and the replacement of the instrument in the event of a reorganization, and determined that those provisions do not preclude the stock warrants from being classified as equity.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax balances are recognized for the estimated future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for temporary differences that arise from net operating losses and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax balances of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense.
Concurrent with the execution of the Business Combination Agreement, the Company and Amprius Holdings entered into a Tax Sharing Agreement which provides that with respect to any U.S. federal consolidated group of which Amprius Holdings and the Company are members, Amprius Holdings will be responsible for and will indemnify the Company for the tax liability of such group. In addition, Amprius Holdings will be responsible for and will indemnify the Company for state taxes of any consolidated, combined or unitary tax group for state tax purposes that includes Amprius Holdings and the Company. The Tax Sharing Agreement also provides that Amprius Holdings will generally control any tax returns and any tax audits or other proceedings for the taxes addressed by the Tax Sharing Agreement. The Tax Sharing Agreement did not have a material impact and is not expected to have a material impact on the Company's future results of operations.
Prior to the Business Combination, any income taxes in the Company’s financial statements have been allocated in a manner that is systematic, rational and consistent. The Company’s results of operations had historically been included in Amprius Holdings' combined U.S. income tax returns. Since the Company and Amprius Holdings were members of a consolidated group for federal and state income tax purposes prior to the Business Combination, the net operating loss carryover of the consolidated group would be available to be utilized by either the Company or other members for periods prior to the Business Combination.
Since the Company did not file separate income tax returns from Amprius Holdings, payments to certain tax authorities may have been made directly by Amprius Holdings, and not by the Company. For tax jurisdictions where the Company was included with Amprius Holdings' consolidated tax filings, the Company did not recognize a tax payable to or from Amprius Holdings, and the payments of taxes were deemed to be settled immediately with the legal entities paying for the taxes in the respective tax jurisdictions.
Net Loss Per Share
Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of

Index to Consolidated Financial Statements
potentially dilutive securities. Diluted net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding and potentially dilutive securities during the period. Potentially dilutive securities include shares issuable upon the exercise of stock options, vesting of RSUs and exercise of common stock warrants; however, these have been excluded from the diluted net loss per share calculation because their effect were anti-dilutive given the net loss of the Company. Therefore, the basic and diluted net loss per share of common stock for all periods presented were the same.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, and subsequent amendments to the initial guidance: ASU 2017-13, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01 (collectively, “Topic 842”). Under Topic 842, lessees are required to recognize leases on their balance sheet as an ROU asset and a lease liability. In addition, lessees are required to classify leases as either operating or finance leases, with classification affecting the pattern and classification of expense recognition in the statement of operations.
The Company adopted Topic 842 using the modified retrospective method effective January 1, 2022. Under this approach, the Company is not required to restate or disclose the effects of applying Topic 842 for comparative periods. Upon adoption of Topic 842, the Company has elected to apply the package of practical expedients of not reassessing the following: (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. In addition, the Company elected to apply the following policies: (i) lease arrangements with a term of 12 months or less will not be recognized as ROU assets and lease liabilities, and (ii) non-lease components shall not be separated from the lease components, but instead accounted for as a single lease component.
The Company had a single lease of a real estate asset, which includes the Company's headquarters, research and development facilities, and manufacturing facilities on the date of adoption of Topic 842. Upon adoption of Topic 842, the lease continued to be classified as an operating lease and the Company recognized the following on January 1, 2022:
•Operating lease liabilities of $3.3 million, which represented the present value of the lease payments over the remaining noncancellable lease term and the expected renewal period, discounted using the Company’s incremental borrowing rate of 7.9%;
•Operating lease ROU assets of $3.1 million, which represented the operating lease liabilities of $3.3 million, adjusted for deferred rent of $240 thousand and prepaid rent of $43 thousand; and
•Adjustment to accumulated deficit of $154 thousand.
The adoption of Topic 842 did not have any other impact on the Company’s balance sheet, results of operations and cash flows as of and during the year ended December 31, 2022.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities About Government Assistance, which requires business entities to provide disclosures on material government transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity’s financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. The Company adopted this ASU on January 1, 2022.
Accounting Pronouncements Not Yet Adopted
In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Effective Dates (“ASU 2019-10”), which amends the transition and effective date of accounting for credit losses under Topic 326 to years beginning after December 15, 2022, with early adoption permitted. Topic 326 requires that credit losses on financial assets, such as trade and other receivables and available-for-sale debt securities, be recognized as allowance for credit losses. Credit losses on trade and other receivables will reflect the current estimate of the expected credit losses that generally will result in the earlier recognition of allowances for losses. Credit losses on available-for-sale debt securities with unrealized losses will be recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. In addition, ASU 2019-10 added a provision to allow an entity to irrevocably elect the fair value option in accordance with Subtopic 825-10 for financial instruments within the scope of Subtopic 326-20, except for held to maturity

Index to Consolidated Financial Statements
debt securities. The Company has trade and other receivables, but has no investment in debt securities. The Company is currently evaluating the impact of Topic 326 on its financial statements.
Note 3. Business Combination

On September 14, 2022, the Company completed the Business Combination, discussed further in Note 1, which was treated as a reverse recapitalization. The effects of the Business Combination include the following:
•the Company’s certificate of incorporation was amended and restated to, among other things, authorize the issuance of 1,000,000,000 shares, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share;
•all outstanding shares of Legacy Amprius’ common stock were exchanged for a number of the Company’s common stock equal to the number of Legacy Amprius’ shares multiplied by the Exchange Ratio of approximately 1.45590, or for an aggregate of 65,776,550 shares of the Company’s common stock; and
•Each option to purchase Legacy Amprius’ common stock (a “Legacy Amprius Option”), whether vested or unvested, was converted into an option to purchase a number of the Company’s common stock (an “Option”), subject to substantially the same terms and conditions as were applicable prior to the merger, equal to the product of the number of shares of Legacy Amprius’ common stock subject to such Legacy Amprius Option immediately prior to the closing and the Exchange Ratio, at an exercise price per share calculated by dividing the exercise price per share of such Legacy Amprius Option immediately prior to the Business Combination by the Exchange Ratio. At Closing Date, the Legacy Amprius Options were converted to Options to receive an aggregate of 14,223,410 shares of common stock, of which 6,664,919 shares remained subject to vesting obligations.
Immediately prior to the closing of the Business Combination, a number of investors (the “PIPE Investors”) purchased from the Company an aggregate of 2,052,500 PIPE units at a price of $10.00 per share (such transaction, the “PIPE”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into with the PIPE Investors. Each PIPE unit consists of (i) one share of common stock and (ii) one warrant (each, a “PIPE Warrant”) to purchase one share of common stock. The exercise price of each PIPE Warrant is $12.50 per share. The Company may be able to redeem the PIPE Warrants if the price per share of the Company's common stock equals or exceeds $20.00 per share for at least 20 trading days during a period of 30 consecutive trading days prior to the redemption date.

The Company’s outstanding shares of common stock immediately after giving effect to the Business Combination and the PIPE totaled 84,168,916 shares.

The Company received net proceeds from the Business Combination and the PIPE totaling $70.9 million, after deducting transaction and issuance costs. Transaction costs paid by the Company, which consisted of direct and incremental costs, such as legal, consulting and advisory fees incurred in connection with the Business Combination, totaled $6.9 million during the year ended December 31, 2022. These costs were classified as a reduction of additional paid-in capital in the accompanying consolidated balance sheet.
Note 4. Revenue
Disaggregation of Revenue
Revenue from customers consists mainly of customized design services arrangements and sale of battery products. Revenue from customized design services arrangements, which may include a requirement to achieve certain agreed upon milestones, is recognized when the battery design is completed and the final prototype batteries are delivered. Revenue from sale of battery products is recognized upon shipment. The Company disaggregates its revenue from customers by the type of arrangement, either as customization design services or as sale of battery products, as this depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The table below shows the composition of revenue from customers, as disaggregated by type of arrangement in accordance with Topic 606, and other revenue from government grants accounted for using the analogy from IAS 20 (in thousands).

Index to Consolidated Financial Statements

	Year ended December 31,
	2022	2021
Revenue from contract with customers:
Customized design services	$1,836	$1,621
Sale of batteries	2,346	1,151
Total revenue from contract with customers	4,182	2,772
Other revenue – government grant	227	—
Total revenue	$4,409	$2,772
Revenue from sale of batteries includes bill-and-hold arrangements, which amounted to $768 thousand and $670 thousand during the years ended December 31, 2022 and 2021, respectively.

Contract Balances
The timing of revenue recognition, billings and cash collections can result in the recognition of accounts receivable, contract assets and contract liabilities.
Accounts receivable is the Company’s right to consideration that is unconditional, and include amounts that are unbilled at the end of the period that are expected to be billed and collected within a 12-month period. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. The opening balance of accounts receivable as of January 1, 2021 was $348 thousand. As of December 31, 2022 and 2021, the accounts receivable balance was $686 thousand and $262 thousand, respectively. Unbilled accounts receivable, included in the accounts receivable, was $77 thousand as of December 31, 2022 and none as of December 31, 2021.
Contract assets relate to rights to consideration that is conditional upon factors other than the passage of time. There were no contract assets in the accompanying consolidated balance sheets as of December 31, 2022 and 2021 and January 1, 2021.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of revenue recognition. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. The Company’s contracts with customers are generally billed based on pre-defined milestones stipulated in the contract. The opening balance of deferred revenue as of January 1, 2021 was $1.7 million. As of December 31, 2022 and 2021, the total deferred revenue was $3.4 million and $2.9 million, respectively. Deferred revenue is classified as either short-term or long term when the performance obligation is estimated to be satisfied within twelve months or more than twelve months, respectively, following the balance sheet date. During the years ended December 31, 2022 and 2021, revenue recognized from the prior year deferred revenue balance was $1.7 million and $0.6 million, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, including deferred revenue, was approximately $10.1 million. Given the applicable contract terms, approximately $6.2 million is expected to be recognized as revenue within one year and approximately $3.9 million is expected to be recognized between two to five years. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
Deferred Costs
Deferred costs, which consist primarily of capitalized payroll-related costs to fulfill obligations under customer contracts, totaled $2.3 million and $1.9 million as of December 31, 2022 and 2021, respectively. The amortization of deferred costs, which is included in cost of revenue in the accompanying consolidated statements of operations, was $1.6 million and $0.5 million during the years ended December 31, 2022 and 2021, respectively.
The Company evaluates deferred costs for impairment and recognizes any impairment loss in cost of revenues. During the years ended December 31, 2022 and 2021, cost of revenues includes costs incurred on certain customized design service contracts that were in excess of the amount expected to be recovered.

Index to Consolidated Financial Statements
Grant Revenue
In September 2022, the U.S. DOE's Advanced Manufacturing Office awarded the Company a grant totaling $1.0 million for the Company to use in further maturing its process for manufacturing nanowire-based silicon anodes. The grant will be paid over a period of two years, subject to the terms and conditions of the award. The Company recognized $227 thousand of grant revenue during the year ended December 31, 2022 and presented the amount as part of revenue on the accompanying consolidated statement of operations.
Note 5.    Inventory
Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Raw material	$180	$231
Work in process	218	14
Finished goods	102	255
Inventory	$500	$500
Note 6.    Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Pilot production equipment	$4,488	$4,041
Lab equipment	2,304	2,287
Leasehold improvements	3,525	3,439
Furniture, fixtures and other equipment	206	242
Construction in progress	957	—
Property, plant and equipment, at cost	11,480	10,009
Less: accumulated depreciation and amortization	(7,244)	(5,799)
Property, plant and equipment, net	$4,236	$4,210
Construction in progress consisted primarily of pilot production and other equipment that have not been placed in service as of December 31, 2022.
Depreciation and amortization expense was $1.5 million and $1.4 million during the years ended December 31, 2022 and 2021, respectively.
Note 7.    Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation and benefits	$1,840	$1,066
Accrued professional fees	481	18
Accrued financing costs	194	—
Accrued tax payable	106	145
Deferred rent	—	87
Other	87	130
Total accrued and other current liabilities	$2,708	$1,446

Index to Consolidated Financial Statements
Note 8.    Note Payable
In May 2020, the Company received a loan through the Paycheck Protection Program (“PPP”) of the U.S. Small Business Administration (“SBA”) under the CARES Act for an aggregate principal amount of $0.7 million (the “PPP loan”). In June 2021, SBA approved the Company’s loan forgiveness application for the entire balance of the PPP loan, including accrued interest. The Company recorded a gain on forgiveness of the PPP loan of $0.7 million during year ended December 31, 2021.
Note 9.    Stockholders' Equity
Common and Preferred Stock
As of December 31, 2022, the Company was authorized to issue 1,000,000,000 shares of stock, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. The Company has not declared any dividends through and as of December 31, 2022.
Equity Incentive Plans
The Company adopted the 2022 Equity Incentive Plan ("2022 Plan") effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, or performance awards and may be granted to directors, employees or consultants. The Company initially reserved a total of 9,900,000 shares of the Company’s common stock for issuance under the 2022 Plan, subject to the adjustment provisions and the evergreen provisions contained in the 2022 Plan. In addition, the shares reserved for issuance under the 2022 Plan include any assumed awards that, on or after the closing of the Business Combination, were cancelled, expired or otherwise terminated without having been exercised in full, were tendered to or withheld by the Company for payment of an exercise price or for tax withholding obligations, or were forfeited to or repurchased by the Company due to failure to vest (provided that the maximum number of shares that may be added to the 2022 Plan is 15,000,000 shares). The number of shares available for issuance under the 2022 Plan will be increased annually beginning January 1, 2023 equal to the lesser of (i) 30,000,000 shares, (ii) 5% of the total number of shares of common stock outstanding as of the last day of the immediately preceding fiscal year, or (iii) as may be determined by the Plan administrator. As of December 31, 2022, a total of 9,722,507 shares of common stock were reserved for issuance under the 2022 Plan.
Prior to the Business Combination, the Company maintained the 2016 Equity Incentive Plan (“2016 Plan”), which was adopted effective December 1, 2017. The 2016 Plan was terminated concurrently with the adoption of the 2022 Plan. As a result, no additional awards will be granted under the 2016 Plan. However, the 2016 Plan continues to govern the terms and conditions of the outstanding awards previously granted under the 2016 Plan.
The 2022 Plan and 2016 Plan are collectively referred to as the “Equity Incentive Plans.”
Stock Options
Stock options granted under the Equity Incentive Plans provided for an exercise price not less than 100% of the fair value at the grant date, unless the optionee is a 10% stockholder, in which case the option price would not be less than 110% of such fair market value. Options granted generally have a maximum term of 10 years from grant date or 90 days from the termination of the optionee, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant, and generally vest over a period of four years.
A summary of option activity under the Equity Incentive Plans as of December 31, 2022, and changes during the year ended December 31, 2022, is as follows:

Index to Consolidated Financial Statements

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)	Average Intrinsic Value (in Thousands)
Outstanding at January 1, 2022	10,372,865	$0.85	5.9	$16,208
Granted	3,875,412	$2.63
Exercised	(146,794)	$0.31
Expired/Forfeited	(27,609)	$2.03
Outstanding at December 31, 2022	14,073,874	$1.35	6.1	$92,629
Vested and exercisable at December 31, 2022	7,927,465	$0.64	3.9	$57,752
Vested and expected to vest at December 31, 2022	14,073,874	$1.35	6.1	$92,629
The weighted-average grant date fair value of options granted under the Equity Incentive Plans during the years ended December 31, 2022 and 2021 was $1.68 and $1.14 per share, respectively. The fair value of options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2022	2021
Dividend yield	—%	—%
Expected volatility	59.2%	51.8%
Expected term (in years)	6.2	5.9
Risk-free rate	2.7%	1.1%
The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $1.2 million and $54 thousand, respectively. The fair value of options vested during the years ended December 31, 2022 and 2021 was $2.2 million and $0.9 million, respectively.
As of December 31, 2022, there was approximately $8.6 million of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of 3.1 years.
Restricted Stock Units ("RSUs")
The fair value of RSUs is determined based upon the market closing price of the Company’s common stock on the date of grant. RSUs generally vest over a period of approximately 4 years from the date of grant, subject to the continued employment or services of the grantee.
A summary of RSU activity under the Equity Incentive Plans as of December 31, 2022, and changes during the year ended December 31, 2022, is as follow:

	Number of Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2022	—	—
Granted	185,000	$10.40
Vested	—	—
Expired/Forfeited	—	—
Outstanding at December 31, 2022	185,000	$10.40
As of December 31, 2022, the total unrecognized stock-based compensation expense related to the unvested RSUs was approximately $1.9 million, which the Company expects to recognize over a weighted-average period of 4.0 years.
Amprius Holdings Equity Incentive Plan

Index to Consolidated Financial Statements
Under the Amprius Holdings Plan, Amprius Holdings granted certain of its employees, directors and contract workers stock-based awards under such plan. When the Company was formed, certain employees, directors and contract workers of Amprius Holdings were transferred, or provided services, to the Company. As a result, the stock-based compensation costs associated with the outstanding stock-based awards granted to those employees, directors and contract workers were recorded by the Company from the date of their transfer to the Company up to the remaining vesting period of their outstanding awards, with a corresponding increase in additional paid-in capital. The stock option grants under the Amprius Holdings Plan expire 10 years from the date of grant or 90 days from the termination of the optionee, vest over a period of two to four years, and are exercisable for shares of Amprius Holdings’ common stock.
Amprius Holdings has not granted stock options under the Amprius Holdings Plan to its employees or contractors who continued to provide services to the Company during the year ended December 31, 2022. Additionally, there were no stock options attributable to those employees and contractors of Amprius Holdings that were transferred or continued to provide services to the Company that were exercised or forfeited during the year ended December 31, 2022.
The fair value of options granted under the Amprius Holdings Plan during the year ended December 31, 2021 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (i) divided yield of 0%, (ii) expected volatility of 52.2%, (iii) expected term of 5.0 years and (iv) risk free rate of 1.2%.
The weighted-average grant-date fair value of options granted under the Amprius Holdings Plan during the year ended December 31, 2021 was $2.50 per share. The total intrinsic value of stock options exercised under the Amprius Holdings Plan was $28 thousand during the year ended December 31, 2021. The fair value of options vested during the years ended December 31, 2022 and 2021 was $424 thousand and $273 thousand, respectively.
As of December 31, 2022, there was approximately $16 thousand of total unrecognized compensation cost related to outstanding stock options. That cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
Employee Stock Purchase Plan ("ESPP")
The Company adopted the ESPP effective September 14, 2022. Under the ESPP, the Company's maximum number of shares available for issuance is 990,000 shares of common stock, which number may be increased annually beginning January 1, 2023, subject to certain limitations under the ESPP. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees an opportunity to purchase the Company’s common stock at a discount through payroll deductions. Under the ESPP, the Company may specify offering periods, provided that no offering period will have a duration exceeding 27 months. The purchase price per share is equal to 85% of the fair market value of a share of the Company’s common stock on the (i) offering date or (ii) purchase date, whichever is lower. The Company has not established an offering under the ESPP as of December 31, 2022.
Executive Incentive Compensation Plan
On September 14, 2022, the Company’s board of directors approved the Company’s Executive Incentive Compensation Plan, which will allow the Company to grant incentive awards to certain executive employees, generally payable in cash, based upon achieving specified goals. The Company has the right to settle the award by granting an equity award, which may be subject to vesting conditions. All awards under the Executive Incentive Compensation Plan will be subject to reduction, cancellation, forfeiture, or recoupment in accordance with any clawback policy that the Company is required to adopt pursuant to applicable laws. As of December 31, 2022, there were no grants under the Executive Incentive Compensation Plan.

Index to Consolidated Financial Statements
Stock Warrants
Outstanding stock warrants consisted of the following as of December 31, 2022:

	Number of Warrants	Exercise Price Per Share	Expiration Date
Public warrants	29,268,336	$11.50	September 14, 2027
Private warrants	16,400,000	$11.50	September 14, 2027
PIPE warrants	2,052,500	$12.50	September 14, 2027
	47,720,836
Holders of the Public Warrants and Private Warrants are entitled to purchase one share of the Company's common stock at a price of $11.50 per share subject to adjustment pursuant to the Warrant Agreement, dated as of March 1, 2022. The Public Warrants are listed on the NYSE and are redeemable by the Company when the price per share of the Company's common stock equals or exceeds $18.00 per share for at least 20 trading days during a period of 30 consecutive trading days prior to the redemption date. The Private Warrants are not listed on any securities exchange and not redeemable by the Company.
The PIPE Warrants are substantially identical to the Public Warrants, except that the exercise price of each PIPE Warrant is $12.50 per share. In addition, the Company may only be able to redeem the PIPE Warrants if the price per share of the Company's common stock equals or exceeds $20.00 per share for at least 20 trading days during a period of 30 consecutive trading days prior to the redemption date. The PIPE Warrants are also not listed on any securities exchange.
The warrants described above are classified as equity in accordance with the guidance under ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity. Equity-classified contracts, such as stock warrants, are initially measured at fair value or allocated value. Any subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
Common Stock Purchase Agreement
On September 27, 2022, the Company entered into a Purchase Agreement with BRPC II, pursuant to which the Company, at its option, has the right to sell to BRPC II up to $200.0 million of its common stock from time to time until January 1, 2025. The purchase price will be determined by reference to the volume weighted average price of the Company’s common stock (as defined in the Purchase Agreement), less a discount of 3%. The Company cannot issue to BRPC II more than 19.99% of the aggregate number of shares of the common stock issued and outstanding immediately prior to the execution of the Purchase Agreement, except in limited circumstances. Proceeds from the sale of the Company’s common stock to BRPC II will depend upon the frequency and the market price of the Company’s common stock on the date of sale.
The Company issued 84,793 shares of common stock to BRPC II upon execution of the Purchase Agreement as consideration for BRPC II’s commitment to purchase shares of the Company’s common stock. The Company incurred a total of $0.6 million in costs related to the execution of the Purchase Agreement and the issuance of the initial commitment shares during the year ended December 31, 2022 and such amount is initially recorded as deferred stock issuance costs included in other assets in the accompanying consolidated balance sheet as of December 31, 2022. Such deferred stock issuance cost will be charged proportionally against the gross proceeds of future shares issued to BRPC II based upon the total estimated funds the Company expect to raise under the Purchase Agreement. There were no other shares issued under the Purchase Agreement as of December 31, 2022.
Stock-Based Compensation
Stock-based compensation from stock options and RSUs under the Equity Incentive Plans and stock-based compensation from stock options under the Amprius Holdings Plan that were recorded by the Company were included in the following lines in the accompanying consolidated statements of operations during the periods presented (in thousands):

Index to Consolidated Financial Statements

	Years ended December 31,
	2022	2021
Cost of revenue	$516	$693
Research and development	27	233
Selling, general and administrative	2,166	1,547
Total stock-based compensation	$2,709	$2,473
Note 10. Income Taxes
Prior to the Business Combination, the Company did not file separate income tax returns as they were included in the consolidated income tax returns of Amprius Holdings. As a result, the Company's provision for income taxes prior to the Business Combination was determined using a method consistent with a separate return basis, as if the Company was a separate taxpayer.
The components of loss before provision for income taxes were as follows (in thousands):

	Year ended December 31,
	2022	2021
Domestic	$(17,332)	$(9,896)
Foreign	—	—
Total	$(17,332)	$(9,896)
The provision for income taxes during the years ended December 31, 2022 and 2021 were not material.
The provision for income taxes differed from the amount computed by applying the federal statutory rate, which was 21.0% during the years ended December 31, 2022 and 2021, to the loss before provision for income taxes as follows (in thousands):

	Year ended December 31,
	2022	2021
Expected benefit at U.S. federal statutory tax rate	$(3,640)	$(2,078)
State tax	(764)	(707)
Change in valuation allowance	(8,858)	2,720
Deconsolidation adjustment	13,318	—
Other	(56)	65
Provision for income taxes	$—	$—

Index to Consolidated Financial Statements
The components of deferred tax assets and deferred tax liabilities were as follows (in thousands) :

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$10,326	$17,646
Tax credits	819	1,900
Operating lease liabilities	783	—
Stock-based compensation	725	—
Accruals, reserves and other	624	757
Capitalized research and development	336	479
Valuation allowance	(12,900)	(20,697)
Total deferred tax assets	713	85
Deferred tax liabilities:
Property, plant and equipment	—	(85)
Operating lease right-of-use assets	(713)	—
Total deferred tax liabilities	(713)	(85)
Net deferred taxes	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. The Company assesses available positive and negative evidences to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. A significant piece of objective negative evidence is the cumulative losses incurred since inception, supported by negative subjective evidence of no expectations of future taxable income. Based on this evaluation, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance decreased by $7.8 million and increased by $2.7 million during the years ended December 31, 2022 and 2021, respectively.
Net operating losses ("NOL") and tax credit carryforwards were as follows as of December 31, 2022:

	Amount (In thousands)	Expiration Years
NOL, federal (after December 31, 2017)	$33,756	Do not expire
NOL, federal (before January 1, 2018)	$3,799	2028—2037
NOL, state	$30,072	2029—2042
Tax credits, federal	$727	2034—2042
Tax credits, state	$462	Do not expire
The utilization of NOL and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in the Company’s ownership, as defined in the current income tax Regulations. Ownership changes prior to the Business Combination did not result in a limitation that will materially reduce the total amount of NOL carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years.
As a result of the Business Combination, the Company was deconsolidated from Amprius Holdings for federal and state income tax purposes. The Internal Revenue Code and related Regulations provide for a methodology for the allocation of the cumulative NOL carryovers between the Company and Amprius Holdings upon deconsolidation. Based on the methodology used, the federal and state NOL carryovers have been reduced by approximately $43.1 million and $40.3 million, respectively, and the federal and state R&D tax credit carryovers have been reduced by approximately $0.7 million and $1.0 million, respectively, during the year ended December 31, 2022.

Index to Consolidated Financial Statements
A reconciliation of the unrecognized tax benefits is as follows (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$709	$674
Addition based on tax positions during the current year	2	35
Reduction of tax positions from prior years	(414)	—
Balance at end of year	$297	$709
The entire amount of the unrecognized tax benefits would not impact the Company’s effective tax rate if recognized and there would be no cash tax impact. The Company has elected to include interest and penalties as a component of income tax expense. During the years ended December 31, 2022 and 2021, the Company did not recognize interest and penalties related to unrecognized tax benefits. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
Prior to the Business Combination, the Company had been included in Amprius Holdings' consolidated income tax returns in the U.S. federal and California tax jurisdictions. For periods after the Business Combination, the Company will file income tax returns separate from Amprius Holdings. The federal and state income tax returns from inception to December 31, 2022 remain subject to examination.
Note 11. Leases
The Company had a space and facility sharing arrangement with Amprius Holdings to use the equipment owned by Amprius Holdings and the spaces leased by Amprius Holdings as its administrative and sales office, research and development lab, and production and engineering facilities. Effective May 1, 2022, Amprius Holdings assigned to the Company the office lease that covers all facilities that the Company uses in its operations. During the period from January 1, 2022 through May 1, 2022 and the year ended December 31, 2021, the Company paid Amprius Holdings an average monthly fee to share the facilities of $43 thousand and $42 thousand, respectively. The current lease has an expiration date of June 30, 2024, with a single option to extend the lease for 60 months that the Company determined it is reasonably certain to exercise. The Company had no leases that were classified as finance leases as of December 31, 2022.
Operating lease expense under ASC 842 during the year ended December 31, 2022 amounted to $0.6 million.
The total amount paid for amounts included in the measurement of operating lease liabilities was $0.5 million during the year ended December 31, 2022.
Future operating lease payments as of December 31, 2022 are as follows (in thousands):

Year ending December 31,	Amount
2023	$540
2024	565
2025	586
2026	604
2027	622
Thereafter	966
Gross lease payments	3,883
Less - Present value adjustments	(861)
Total operating lease liabilities	$3,022
Operating lease disclosures for the Company’s single operating lease as of December 31, 2022 were as follows:

Remaining lease term	6.5 years
Discount rate for operating lease liabilities	7.9%

Index to Consolidated Financial Statements
Note 12. Commitments and Contingencies
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
Note 13. Related Party Transactions
Transactions with Amprius Holdings
The Company had a service agreement with Amprius Holdings, which was terminated upon the closing of the Business Combination on September 14, 2022. Prior to its termination, the service agreement required Amprius Holdings to provide certain services to the Company such as administration, management service, information technology and engineering services to support the Company's operations. The administrative costs, including stock-based compensation, incurred by Amprius Holdings up to the termination of the service agreement were allocated to the Company. The Company also previously received cash advances and capital contributions from Amprius Holdings to support the Company's working capital requirements. Intercompany advances were forgiven and treated as capital contributions by Amprius Holdings.
The composition of the administrative costs allocated to the Company, including stock-based compensation, cash advances and contribution by Amprius Holdings, which are all treated as contributions and shown as increase in additional paid-in capital in the accompanying consolidated statements of stockholders' equity, were as follows during the periods presented (in thousands):

	Year ended December 31,
	2022	2021
Contributions attributed to stock-based compensation	$380	$1,473
Capital contributions consisting of:
Allocation of administrative costs	295	396
Cash	210	19,715
Total capital contributions	505	20,111
Total contributions from Amprius Holdings	$885	$21,584
The Company also had a licensing agreement with Amprius Holdings to use patents and licenses owned by Amprius Holdings. By February 2023, Amprius Holdings assigned to the Company all patents and patent applications, as well as registered trademarks and trademark applications, used by the Company in its operations under Intellectual Property Rights agreements. The transfer of intellectual property did not have any financial impact on the Company’s consolidated financial statements.
Transactions with Previous Related Parties
The Company purchased raw materials and development materials from two companies that were previously owned and controlled by Amprius Holdings. In February 2022, Amprius Holdings no longer owned and controlled these two companies. Purchases from these previous related parties, which were recorded as cost of revenue in the accompanying consolidated statements of operations, were $86 thousand and $264 thousand during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2021, the outstanding payable balance to these previous related parties was $18 thousand.

Index to Consolidated Financial Statements
Note 14. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year ended December 31,
	2022	2021
Numerator:
Net loss	$(17,332)	$(9,896)
Denominator:
Weighted-average number of common shares outstanding	71,342,720	65,764,450
Basic and diluted net loss per common share	$(0.24)	$(0.15)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	Year ended December 31,
	2022	2021
Stock warrants	47,720,836	—
Stock options	14,073,874	10,372,865
RSUs	185,000	—
Total	61,979,710	10,372,865
Note 15. Subsequent Event
On January 4, 2023, the Company entered into an amendment to its lease agreement of its corporate headquarters located in Fremont, California. The amendment includes the lease of additional facility space in the same building and extending the lease term to end on June 30, 2027, with an option to extend for an additional five-year term. The total future lease payments, after amendment, are approximately $11.7 million, of which $1.0 million is payable in 2023.

Index to Consolidated Financial Statements
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal controls over financial reporting identified during the year ended December 31, 2021 that have not been remediated as of December 31, 2022. Based on additional procedures and post-closing review, management concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our consolidated financial position, consolidated results of operations, and consolidated cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.
Remediation plan for material weaknesses
Our management identified material weaknesses in our internal controls over financial reporting during the years ended December 31, 2022 and 2021. Those material weaknesses pertained to (i) inadequate design and maintenance of effective internal controls over our financial reporting and close process, which specifically relate to the inadequate controls on our review, analysis and approval of journal entries, and review of monthly financial statements; and (ii) lack of segregation of duties.
Our management performed the following remediation efforts, which are in progress as of December 31, 2022:
•increased the size of our accounting team by hiring permanent employees for key roles to allow for improved segregation of duties;
•enhanced and improved our monthly close process, including establishing a close schedule and close checklists, implementing review and reconciliation processes including performing detailed review and validation of journal entries, and implementing software to assist with financial reporting; and
•engaged an external specialist to assist in performing a risk assessment to identify key areas for improvement in accounting and financial reporting.
Our management believes that the remediation efforts described above will enable us to address the material weaknesses that were identified in a timely manner, maintain a properly designed and effective system of internal controls over financial reporting, and provide appropriate segregation of duties. Our remediation efforts are in progress as of December 31, 2022. We will not be able to demonstrate that the material weaknesses have been fully remediated, or that our controls are operating effectively, until we complete our remediation efforts. We will continue to evaluate the effectiveness of our internal control over financial reporting and will continue to make changes that we believe will strengthen our internal control over financial reporting to ensure that our financial statements continue to be fairly stated in all material respects.
Management’s report on internal control over financial reporting
As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on September 14, 2022 pursuant to which we acquired Legacy Amprius. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, and were not required to maintain an effective system of internal controls. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal control over financial reporting for the

Index to Consolidated Financial Statements
Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2022. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.
Changes in internal control over financial reporting
Except for the activities taken related to the ongoing remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Index to Consolidated Financial Statements
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 11. Executive Compensation

The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Index to Consolidated Financial Statements
Part IV
Item 15. Exhibit and Financial Statement Schedules
(a) We have filed the following documents as part of this Annual Report on Form 10-K:
1. Financial Statements
See Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K.
2. Financial Statement Schedules
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.
3. Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1†	Business Combination Agreement, dated as of May 11, 2022, by and among Kensington Capital Acquisition Corp. IV, Kensington Capital Merger Sub Corp. and Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	2.1	May 12, 2022
3.1	Certificate of Incorporation of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	September 16, 2022
3.2	Amended and Restated Bylaws of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	March 23, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41314	4.1	September 16, 2022
4.2	Warrant Agreement, dated as of September 14, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	Form 8-K	File No. 001-41314	4.2	September 16, 2022
4.3	Form of Warrant Certificate (included in Exhibit 4.2)	Form 8-K	File No. 001-41314	4.2	September 16, 2022
4.4	Warrant Agreement, dated as of March 1, 2022, between the Company and Continental Stock Transfer & Trust Company	Form 8-K	File No. 001-41314	4.1	March 4, 2022
4.5	Form of Warrant Certificate (included in Exhibit 4.4)	Form 8-K	File No. 001-41314	4.1	March 4, 2022
4.6	Description of Capital Stock					X
10.1	Registration Rights Agreement, dated as of September 14, 2022, by and among the Company and the persons named therein	Form 8-K	File No. 001-41314	10.1	September 16, 2022
10.2	Form of Indemnification Agreement by and between the Company and its directors and officers	Form S-4/A	File No. 333-265740	10.12	August 9, 2022
10.3#	Confirmatory Employment Letter with Dr. Kang Sun	Form 8-K	File No. 001-41314	10.3	September 16, 2022
10.4#	Confirmatory Employment Letter with Sandra Wallach	Form 8-K	File No. 001-41314	10.4	September 16, 2022
10.5#	Amended and Restated Confirmatory Employment Letter with Jonathan Bornstein	Form S-1	File No. 333-267683	10.10	September 30, 2022
10.6#	Amended and Restated Confirmatory Employment Letter with Dr. Constantin Ionel Stefan	Form S-1	File No. 333-267683	10.11	September 30, 2022
10.7#	Amprius Technologies, Inc. 2022 Equity Incentive Plan and forms of agreements thereunder	Form 8-K	File No. 001-41314	10.7	September 16, 2022
10.8#	Amprius Technologies, Inc. 2022 Employee Stock Purchase Plan	424B3	File No. 333-265740	Annex E	September 1, 2022
10.9#	Amprius Technologies, Inc. Outside Director Compensation Policy	Form 8-K	File No. 001-41314	10.9	September 16, 2022

Index to Consolidated Financial Statements

10.10#	Amprius Technologies, Inc. Executive Incentive Compensation Plan	Form 8-K	File No. 001-41314	10.10	September 16, 2022
10.11#	Amprius Technologies, Inc. 2016 Equity Incentive Plan and forms of agreements thereunder	Form 8-K	File No. 001-41314	10.11	September 16, 2022
10.12	Registration Rights Agreement, dated September 27, 2022, by and between the Company and BRPC II	Form 8-K	File No. 001-41314	10.2	September 27, 2022
10.13†	Common Stock Purchase Agreement, dated September 27, 2022, by and between the Company and BRPC II	Form 8-K	File No. 001-41314	10.1	September 27, 2022
10.14†	Lease, dated January 30, 2019, by and between Los Altos Fields, LLC and Amprius, Inc.	Form 8-K	File No. 001-41314	10.12	September 16, 2022
10.15	Assignment of Lease, dated May 1, 2022, by and between Amprius, Inc. and Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	10.14	September 16, 2022
10.16	First Amendment to Lease Agreement, dated January 4, 2023, between the Company and Los Altos Fields, LLC					X
10.17	Form of PIPE Subscription Agreement	Form 8-K	File No. 001-41314	10.1	September 7, 2022
16.1	Letter from Marcum LLP to the Securities and Exchange Commission, dated September 16, 2022	Form 8-K	File No. 001-41314	16.1	September 16, 2022
16.2	Letter from SingerLewak LLP to the Securities and Exchange Commission, dated September 16, 2022	Form 8-K	File No. 001-41314	16.2	September 16, 2022
21.1	List of Subsidiaries					X
23.1	Consent of BDO USA, LLP					X
23.2	Consent of SingerLewak LLP					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
* These certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.
† Certain schedules and exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). A copy of any omitted schedule or exhibit will be finished to the SEC upon request.
# Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

Index to Consolidated Financial Statements
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPRIUS TECHNOLOGIES, INC.

Date: March 30, 2023	By:	/s/ Dr. Kang Sun
	Name:	Dr. Kang Sun
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Kang Sun and Sandra Wallach, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K,and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dr. Kang Sun	Chief Executive Officer and Director	March 30, 2023
Dr. Kang Sun	(Principal Executive Officer)

/s/ Sandra Wallach	Chief Financial Officer	March 30, 2023
Sandra Wallach	(Principal Financial and Accounting Officer)

/s/ Donald R. Dixon	Director	March 30, 2023
Donald R. Dixon

/s/ Dr. Steven Chu	Director	March 30, 2023
Dr. Steven Chu

/s/ Dr. Wen Hsieh	Director	March 30, 2023
Dr. Wen Hsieh

/s/ Justin Mirro	Director	March 30, 2023
Justin Mirro