Form 10-Q
period 2023-03-31
Amprius Technologies, Inc.
filed 2023-05-11
CIK 1899287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 4, 2023, the registrant had 84,971,565 shares of common stock, par value $0.0001, outstanding.

1

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
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q, including risk factors discussed in Part II, Item 1A under the Heading, "Risk Factors".

Part I - Financial Information
Item 1. Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except share and par value data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$64,187	$69,696
Accounts receivable	555	686
Inventories	845	500
Deferred costs	2,475	1,897
Prepaid expenses and other current assets	1,841	2,394
Total current assets	69,903	75,173
Non-current assets:
Property, plant and equipment, net	4,948	4,236
Operating lease right-of-use assets, net	7,894	2,751
Deferred costs	519	367
Other assets	684	644
Total assets	$83,948	$83,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,023	$1,028
Accrued and other current liabilities	3,665	2,708
Deferred revenue	3,135	2,660
Operating lease liabilities	1,061	521
Total current liabilities	8,884	6,917
Non-current liabilities:
Deferred revenue	902	720
Operating lease liabilities	7,127	2,501
Total liabilities	16,913	10,138
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 84,971,465 and 84,610,114 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	8	8
Additional paid-in capital	169,016	165,912
Accumulated deficit	(101,989)	(92,887)
Total stockholders’ equity	67,035	73,033
Total liabilities and stockholders’ equity	$83,948	$83,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2023	2022
Revenue	$679	$2,110
Cost of revenue	4,104	3,149
Gross loss	(3,425)	(1,039)
Operating expenses:
Research and development	800	369
Selling, general and administrative	5,526	1,502
Total operating expenses	6,326	1,871
Loss from operations	(9,751)	(2,910)
Other income, net	649	32
Net loss	$(9,102)	$(2,878)
Weighted-average common shares outstanding:
Basic and diluted	84,645,097	65,774,528
Net loss per share of common stock:
Basic and diluted	$(0.11)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2022	84,610,114	$8	$165,912	$(92,887)	$73,033
Issuance of common stock in connection with a stock purchase agreement, net of issuance cost	331,351	—	2,376	—	2,376
Exercise of stock options	30,000	—	2	—	2
Stock-based compensation	—	—	723	—	723
Contribution from Amprius Holdings related to stock-based compensation	—	—	3	—	3
Net loss	—	—	—	(9,102)	(9,102)
Balance as of March 31, 2023	84,971,465	$8	$169,016	$(101,989)	$67,035

	Three months ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2021	45,176,145	$1	$89,258	$(75,401)	$13,858
Retroactive conversion of common stock due to Business Combination	20,595,856	6	(6)	—	—
Balance as of December 31, 2021, as adjusted	65,772,001	7	89,252	(75,401)	13,858
Cumulative effect adjustment from the adoption of ASC 842	—	—	—	(154)	(154)
Exercise of stock options	4,549	—	8	—	8
Capital contributions from Amprius Holdings	—	—	247	—	247
Stock-based compensation	—	—	350	—	350
Contribution from Amprius Holdings related to stock-based compensation	—	—	106	—	106
Net loss	—	—	—	(2,878)	(2,878)
Balance as of March 31, 2022	65,776,550	$7	$89,963	$(78,433)	$11,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(9,102)	$(2,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	726	456
Depreciation and amortization	416	358
Amortization of deferred costs	134	1,252
Non-cash operating lease expense	202	140
Changes in operating assets and liabilities:
Accounts receivable	131	(209)
Inventories	(345)	161
Deferred costs	(864)	(595)
Prepaid expenses and other current assets	553	41
Accounts payable	59	(51)
Accrued and other current liabilities	1,120	(332)
Deferred revenue	657	(1,300)
Operating lease liabilities	(179)	(86)
Net cash used in operating activities	(6,492)	(3,043)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,140)	(34)
Net cash used in investing activities	(1,140)	(34)
Cash flows from financing activities:
Issuance of common stock in connection with a stock purchase agreement	2,389	—
Payment of financing costs in connection with a stock purchase agreement	(268)	—
Proceeds from exercise of stock options	2	8
Capital contributions from Amprius Holdings	—	247
Payment of transaction and issuance costs in connection with Business Combination and PIPE investment	—	(51)
Net cash provided by financing activities	2,123	204
Net decrease in cash, cash equivalents and restricted cash	(5,509)	(2,873)
Cash, cash equivalents and restricted cash, beginning of period	69,752	11,489
Cash, cash equivalents and restricted cash, end of period	$64,243	$8,616
Reconciliation of cash, cash equivalents and restricted cash shown on the condensed consolidated balance sheets:
Cash and cash equivalents	$64,187	$8,616
Restricted cash included in other assets	56	—
Total cash, cash equivalents and restricted cash	$64,243	$8,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Operations and Organization
Nature of Operations
Amprius Technologies, Inc. (hereafter referred to as the “Company,” “we,” “us,” or “our”) has developed, and since 2018, been in commercial production of lithium-ion batteries for mobility applications leveraging a disruptive silicon anode. Our silicon anode technology is intended to enable batteries with higher energy density, higher power density and fast charging capabilities over a wide range of operating temperatures. Our headquarters is located in Fremont, California.
Business Combination
During fiscal year 2022, on September 14, 2022 (the “Closing Date”), we completed a business combination pursuant to the Business Combination Agreement, dated May 11, 2022 (the “Business Combination Agreement”), by and among the Company, Amprius Technologies Operating, Inc. (formerly known as Amprius Technologies, Inc. or "Legacy Amprius"), Kensington Capital Acquisition Corp. IV, and Kensington Capital Merger Sub Corp. (“Merger Sub”). Pursuant to the terms of the Business Combination Agreement, Kensington Capital Acquisition Corp. IV changed its jurisdiction of incorporation by domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which it changed its name to “Amprius Technologies, Inc.,” and a business combination between Kensington Capital Acquisition Corp. IV and Legacy Amprius was effected through the merger of Merger Sub with and into Legacy Amprius, with Legacy Amprius surviving as a wholly owned subsidiary of the Company (together with the Domestication and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).
Unless the context otherwise provides, the “Company” refers (i) prior to the Closing Date, to Legacy Amprius and (ii) on and after the Closing Date, to Amprius Technologies, Inc. and its subsidiaries, including Legacy Amprius. Prior to the Business Combination, Kensington Capital Acquisition Corp. IV is referred to herein as “Kensington.”
The Business Combination was treated as a reverse recapitalization. Legacy Amprius was determined as the accounting acquirer and Kensington as the accounting acquiree for financial reporting purposes.
Liquidity and Capital Resources
Since our inception, we have incurred recurring losses and negative cash flows from operations. During the three months ended March 31, 2023, our net loss was $9.1 million and at March 31, 2023, our accumulated deficit was $102.0 million. We expect to incur additional losses in the future as we scale our business and increase our operating expenditures, such as increasing our research and development spend and headcount. Additionally, we expect to increase our capital expenditures as we plan to build a GWh-scale manufacturing facility in the future. We may need to raise funds in order to meet our future operating and capital expenditure requirements. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If sufficient funding is not raised, we may need to reduce our spending activities, which may negatively affect our ability to achieve our operating goals. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution.
We had cash and cash equivalents of $64.2 million as of March 31, 2023. We believe that our cash and cash equivalents will be sufficient to fund our operating and capital expenditure requirements over twelve months from the date these financial statements are issued.
On September 27, 2022, we entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with B. Riley Principal Capital II, LLC (“BRPC II”), pursuant to which BRPC II committed to purchase up to $200.0 million of our common stock until January 1, 2025, subject to certain contractual terms (the “Committed Equity Financing”). As of March 31, 2023, $197.6 million remained available under the Committed Equity Financing. There can be no assurance that we will be able to raise such amount over the remaining period as the Committed Equity Financing contains certain limitations and conditions.
On October 19, 2022, the U.S. Department of Energy (“DOE”) under the Bipartisan Infrastructure Law awarded us a cost-sharing grant of $50.0 million. The grant is dependent upon the successful negotiation of a final contract. There can be no assurance that such negotiation will be successful.

Other Risk and Uncertainties
We face risks related to the COVID-19 pandemic, which has created significant volatility in the global economy, led to business disruptions, reduced economic activities, and imposition of travel restrictions. Although the COVID-19 pandemic did not have an adverse impact to us to-date, its future development is highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, our company and our customers may continue to experience its negative effect, which may adversely affect our future financial condition, results of operations and cash flows.
We also face risks related to the war between Russia and Ukraine, which has also led to significant volatility in the global economy resulting in higher inflation, volatility in the credit and capital markets, and interruption in the supply chain. Although this war did not have an adverse impact to us to-date, its future outcome is highly unpredictable and uncertain, which may also adversely affect our future financial condition, results of operations and cash flows.
Note 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.
The significant accounting policies described below, together with other notes that follow, are an integral part of the condensed consolidated financial statements.
In connection with the closing of the Business Combination, whereby Legacy Amprius was determined as the accounting acquirer for accounting and reporting purposes, the historical financial statements of Legacy Amprius became the historical financial statements of the combined company and no goodwill or other intangible assets were recorded. As a result, the accompanying condensed consolidated financial statements reflect (i) the assets and liabilities of Legacy Amprius at their historical cost; (ii) the historical operating results of Legacy Amprius prior to the Business Combination; and (iii) Legacy Amprius’ equity structure, which has been retroactively restated in the comparative period to reflect the number of shares of the Company’s common stock issued to Legacy Amprius stockholders. As such, the shares, corresponding capital amounts, and net loss per share related to Legacy Amprius common stock have been retroactively restated to reflect the effect of the exchange ratio of 1.45590 (the “Exchange Ratio”) established in the Business Combination.
Prior to the Business Combination, our financial statements were presented on a carve-out basis using our historical results of operations and historical basis of assets and liabilities derived from the accounting records of our majority stockholder, Amprius, Inc. (“Amprius Holdings”), adjusted as necessary to conform with U.S. GAAP. The underlying assumptions in our presentation of our financial statements prior to the Business Combination include:
•Balance sheet includes all of our owned assets, assets assigned or contributed by Amprius Holdings, and liabilities incurred by Amprius Holdings on our behalf.
•Statement of operations reflects all activities directly attributable to us, which include an allocation of certain general and administrative expenses of Amprius Holdings.
•Certain general and administrative expenses of Amprius Holdings, such as the payroll-related expenses for two executive employees, legal, tax, insurance and accounting fees, were shared between us, Amprius Holdings and its other subsidiaries. Since those two executive employees provided us and Amprius Holdings' other subsidiaries with governance and management oversight, those shared expenses were allocated between us and Amprius Holdings' other subsidiaries. The level of effort spent by Amprius Holdings' executives was not correlated with the level of our business activity, revenue or other financial operating metrics and of Amprius Holdings' other subsidiaries. As a result, those shared expenses were allocated equally between us and Amprius Holdings' other subsidiaries.
•Prior to the distribution of Amprius Holdings' other subsidiaries in January 2022 and February 2022, the shared expenses of Amprius Holdings were allocated equally between us and Amprius Holdings' other subsidiaries. After February 2022, those expenses were fully allocated to us.
Management believes that the assumptions described above, including the allocation of certain shared expenses, are reasonable and consistently applied for all periods presented prior to the Business Combination. However, the financial statements of that were presented prior to the Business Combination may not be indicative of our future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had we operated as a separate and standalone entity.
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of December 31, 2022, which has been derived from our audited financial statements as filed in our Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 30, 2023, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements. In management’s opinion, all adjustments made were normal or recurring in nature and necessary for the fair statement of our financial position as of March 31, 2023 and our results of operations and cash flows during the three months ended March 31, 2023 and 2022. The financial data and other financial information disclosed in the notes to these condensed consolidated financial statements are also unaudited. The results of operations during the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading.
Emerging Growth Company
We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933 (as amended) (“Securities Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised accounting standards until private companies are required to comply with such standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected to not opt out of such extended transition period. This means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt such new or revised standard unless we are no longer deemed an emerging growth company. As a result, the accompanying condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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
Our significant accounting estimates include useful lives of property, plant and equipment; valuation of deferred taxes; lower of cost or net realizable adjustment of inventory; carve-out of financial statements including the allocation of assets, liabilities and expenses prior to the Business Combination; incremental borrowing rate used in calculating lease obligations and right-of-use assets; and fair value of common stock prior to the Business Combination and other inputs used to value stock-based compensation awards.
Fair Value Measurements
We had a money market fund amounting to $41.1 million and $69.4 million as of March 31, 2023 and December 31, 2022, respectively, which was measured at Level 1 fair value based on the active market price of such instrument.

We did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of March 31, 2023 and December 31, 2022.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three months ended March 31, 2023 and 2022.
Restricted Cash
Restricted cash pertains to cash collateral required by our lessor to satisfy a letter of credit requirement under our lease agreement. Restricted cash, which is included in other assets in the accompanying condensed consolidated balance sheets, was $56 thousand as of March 31, 2023 and December 31, 2022.
Concentration of Credit Risk
Accounts receivable mainly consist of amounts due from U.S. government agencies or sponsored entities and large public entities which limits our credit risk. Through March 31, 2023, we have not experienced any credit losses.
During the three months ended March 31, 2023, three customers represented 34%, 23% and 19% of our revenue. During the three months ended March 31, 2022, three customers represented 40%, 31% and 19% of our revenue.
As of March 31, 2023 and December 31, 2022, two and three customers represented 65% and 88%, respectively, of our total accounts receivable.
Segment Reporting
We have determined that the Chief Executive Officer is our Chief Operating Decision Maker (“CODM”). The CODM reviews financial information presented on an aggregate basis for the purposes of assessing our performance and making decisions on how to allocate resources. Accordingly, we have determined that we operate in a single operating and reportable segment. All of our revenues are geographically earned in the United States and our property, plant and equipment are located in the United States.

Significant Accounting Policies

There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2022, other than the new accounting policy that was implemented as a result of the adoption of a new accounting standard as described below.
Recently Adopted Accounting Standard
On January 1, 2023, we adopted FASB ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendment under ASU 2019-10, which requires that credit losses on financial assets, such as trade and other receivables, be recognized as allowance for losses. Credit losses on trade and other receivables will reflect the current estimate of the expected credit losses that generally will result in the earlier recognition of allowances for losses. The adoption of this ASU did not have a material impact on our condensed consolidated financial statements.
Note 3. Revenue
Disaggregation of Revenue
Revenue from customers consists mainly of customized design services arrangements and sale of battery products. Revenue from customized design services arrangements, which may include a requirement to achieve certain agreed upon milestones, is recognized when the battery design is completed and the final prototype batteries are delivered. Revenue from sale of battery products is recognized upon shipment. We disaggregate our revenue from customers by the type of arrangement, either as customization design services or as sale of battery products, as this depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The table below shows the composition of revenue from customers, as disaggregated by type of arrangement in accordance with Topic 606, and other revenue from a government grant accounted for using the analogy from IAS 20 (in thousands).

	Three months ended March 31,
	2023	2022
Revenue from customers:
Sale of battery products	$470	$605
Customized design services	—	1,505
Total revenue from customers	470	2,110
Other revenue – government grant	209	—
Total revenue	$679	$2,110
Revenue from sale of batteries includes bill-and-hold arrangements, of which there was none during the three months ended March 31, 2023 and $67 thousand during the three months ended March 31, 2022.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in accounts receivable, contract assets recorded as unbilled receivables, and contract liabilities recorded as deferred revenue.
Accounts receivable represents our right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. Accounts receivable was $0.6 million, $0.7 million and $0.3 million as of March 31, 2023, December 31, 2022 and January 1, 2022, respectively.
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. As of March 31, 2023 and December 31, 2022, we had no contract assets.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of revenue recognition. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. Deferred revenue was $4.0 million, $3.4 million and $2.9 million as of March 31, 2023, December 31, 2022 and January 1, 2022, respectively. Deferred revenue as of March 31, 2023 and December 31, 2022 increased compared to the deferred revenue as of December 31, 2022 and January 1, 2022, respectively, primarily due to progress payments for certain customer contracts that have not been recognized as revenue as of the end of those periods. During the three months ended March 31, 2023 and 2022, revenue recognized from the prior year deferred revenue balance was $120 thousand and $1.4 million, respectively.
Remaining Performance Obligations
We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of March 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, including deferred revenue, was approximately $11.0 million. Given the applicable contract terms, approximately $7.1 million is expected to be recognized as revenue within one year and approximately $3.9 million is expected to be recognized between two to five years. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
Note 4. Inventory
Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$164	$180
Work in process	395	218
Finished goods	286	102
Inventories, net	$845	$500

Note 5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Production equipment	$5,114	$4,488
Lab equipment	2,452	2,304
Leasehold improvements	4,080	3,525
Furniture, fixtures and other equipment	360	206
Construction in progress	602	957
Property, plant and equipment, at cost	12,608	11,480
Less: accumulated depreciation and amortization	(7,660)	(7,244)
Property, plant and equipment, net	$4,948	$4,236
Depreciation and amortization expense was $0.4 million during each of the three months ended March 31, 2023 and 2022.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued professional fees	$2,406	$481
Accrued compensation and benefits	1,105	1,840
Accrued financing costs	31	194
Other	123	193
Accrued and other current liabilities	$3,665	$2,708
Note 7. Stockholders’ Equity
Common and Preferred Stock
As of March 31, 2023, we had a total of 1,000,000,000 shares of stock authorized to be issued, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. Through and as of March 31, 2023, we have not declared any dividends.
Equity Incentive Plans
We adopted the 2022 Equity Incentive Plan (“2022 Plan”) effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, or performance awards and may be granted to directors, employees or consultants.
As of March 31, 2023, the total number of shares reserved for issuance under the 2022 Plan was 13,915,807, which includes the increase in shares reserved pursuant to the evergreen provisions contained in the 2022 Plan and the assumed awards that were cancelled, expired or otherwise terminated without having been exercised in full, were tendered to or withheld for payment of an exercise price or for tax withholding obligations, or were forfeited to or repurchased due to failure to vest. The number of shares available for issuance under the 2022 Plan may be increased annually at the beginning of the fiscal year, subject to certain limitations.
The Amprius Technologies, Inc. 2016 Equity Incentive Plan (“2016 Plan”), which we maintained prior to the Business Combination, was terminated concurrently with the adoption of the 2022 Plan. However, the 2016 Plan continues to govern the terms and conditions of the outstanding awards previously granted under the 2016 Plan.
The 2022 Plan and 2016 Plan are collectively referred to as the “Equity Incentive Plans.”

Stock Options
Stock options granted under the Equity Incentive Plans provided an exercise price not less than 100% of the fair value at the grant date, unless the optionee is a 10% stockholder, in which case the option price will not be less than 110% of such fair market value. Options granted generally have a maximum term of 10 years from grant date or 90 days from the termination of the optionee, are exercisable upon vesting unless otherwise designated for early exercise by the Board of Directors at the time of grant, and generally vest over a period of four years.

As of March 31, 2023, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $7.7 million, which we expect to recognize over a weighted-average period of 2.9 years.
Restricted Stock Units (“RSU”)
The fair value of RSUs is determined based upon the market closing price of our common stock on the date of grant. RSUs generally vest over a period of approximately four years from the date of grant, subject to the continued employment or services of the grantee.
As of March 31, 2023, the total unrecognized stock-based compensation expense related to the unvested RSUs was approximately $2.4 million, which we expect to recognize over a weighted-average period of 3.8 years.
Amprius Holdings 2008 Stock Plan
The stock-based compensation costs associated with grants to certain individuals who provided services to our company under the Amprius Holdings 2008 Stock Plan were included in the accompanying condensed consolidated statements of operations, with a corresponding increase in additional paid-in capital. The remaining unrecognized compensation cost as of March 31, 2023 was not material.

Employee Stock Purchase Plan (“ESPP”)

We adopted the 2022 Employee Stock Purchase Plan (“ESPP”) effective September 14, 2022. As of March 31, 2023, the total number of shares reserved for issuance was 1,836,101, which may be increased annually at the beginning of the fiscal year subject to certain limitations. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees an opportunity to purchase our common stock at a discount through payroll deductions. We have not established an offering under the ESPP as of March 31, 2023.

Executive Incentive Compensation Plan

On September 14, 2022, our board of directors approved our Executive Incentive Compensation Plan, which will allow us to grant incentive awards to certain executive employees, generally payable in cash, based upon achieving specified goals. We have the right to settle the award by granting an equity award, which may be subject to vesting conditions. All awards under the Executive Incentive Compensation Plan will be subject to reduction, cancellation, forfeiture, or recoupment in accordance with any clawback policy that we are required to adopt pursuant to applicable laws. As of March 31, 2023, there were no awards granted under the Executive Incentive Compensation Plan.

Common Stock Warrants
Outstanding stock warrants consisted of the following as of March 31, 2023:

	Number of Warrants	Exercise Price Per Share	Expiration Date
Public warrants	29,268,336	$11.50	September 14, 2027
Private warrants	16,400,000	$11.50	September 14, 2027
PIPE warrants	2,052,500	$12.50	September 14, 2027
Total warrants	47,720,836
Holders of the public warrants and private warrants are entitled to purchase one share our common stock at a price of $11.50 per share subject to adjustment pursuant to the Warrant Agreement, dated as of March 1, 2022. The public warrants are listed on the NYSE and are redeemable by us when the price per share of our common stock equals or exceeds $18.00 per share for at least 20 trading days during a period of 30 consecutive trading days prior to the redemption date. The private warrants are not listed on any securities exchange and not redeemable.
The warrants issued as part of units in a private placement in connection with the Business Combination (the “PIPE warrants”) are substantially identical to the public warrants, except that the exercise price of each PIPE warrant is $12.50 per share. In addition, we may only be able to redeem the PIPE warrants if the price per share of our common stock equals or exceeds $20.00 per share for at least 20 trading days during a period of 30 consecutive trading days prior to the redemption date. The PIPE warrants are also not listed on any securities exchange.
The warrants described above are classified as equity in accordance with the guidance under ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity. Equity-classified contracts, such as stock warrants, are initially measured at fair value or allocated value. Any subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
Stock Purchase Agreement
On September 27, 2022, we entered into the Purchase Agreement with BRPC II, pursuant to which we, at our option, have the right to sell to BRPC II up to $200.0 million of our common stock until January 1, 2025, subject to certain contractual terms. The purchase price will be determined by reference to the volume weighted average price of our common stock (as defined in the Purchase Agreement), less a discount of 3%. We cannot issue to BRPC II more than 19.99% of the aggregate number of shares of the common stock issued and outstanding immediately prior to the execution of the Purchase Agreement, except in limited circumstances. Proceeds from the sale of our common stock to BRPC II will depend upon the frequency and the market price of our common stock on the date of sale.
During the three months ended March 31, 2023, we issued a total of 331,351 shares of common stock to BRPC II with proceeds totaling $2.4 million. The deferred stock issuance cost, which is included in other assets in the accompanying condensed consolidated balance sheets and will be charged proportionally against the proceeds from future issuance of shares to BRPC II under the Purchase Agreement, was $0.6 million as of March 31, 2023.
Stock-Based Compensation
Stock-based compensation from stock options and RSUs under the Equity Incentive Plans and from stock options under the Amprius Holdings 2008 Stock Plan that we recorded were included in the following lines in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended March 31, 2023
	2023	2022
Cost of revenue	$169	$113
Research and development	20	6
Selling, general and administrative	537	337
Total stock-based compensation expense	$726	$456
Note 8. Income Taxes
We have no income tax expense as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs, as we determined it is not more-likely-than-not that our NOLs will be utilized.
Note 9. Leases
We have a non-cancelable operating lease for our corporate headquarters and facilities in Fremont, California. On January 4, 2023, we entered into an amendment of such lease, which includes the lease of additional space in the same building and extending the lease term to end on June 30, 2027, with an option to extend for an additional five-year term. Our operating lease does not contain any material residual value guarantees. We had no leases that were classified as a financing lease as of March 31, 2023.

As of March 31, 2023, the weighted-average remaining term of the operating lease was 9.3 years and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 7.9%.
During the three months ended March 31, 2023, the total amount of right-of-use assets obtained in exchange for new operating lease liabilities was $5.2 million. The total amount paid for amounts included in the measurement of operating lease liabilities was $179 thousand and $86 thousand during the three months ended March 31, 2023 and 2022, respectively.
Operating lease expense was $202 thousand and $140 thousand during the three months ended March 31, 2023 and 2022, respectively. Variable lease expense was not material.
Future operating lease payments as of March 31, 2023 were as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2023	$822
2024	1,126
2025	1,158
2026	1,193
2027	1,241
2028	1,278
Thereafter	4,729
Gross lease payments	11,547
Less - present value adjustments	(3,359)
Total operating lease liabilities	$8,188
Note 10. Commitments and Contingencies
From time to time, we may be involved in lawsuits, claims or legal proceedings that arise in the ordinary course of business. We accrue a contingent liability when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management believes that there are no claims against us for which the outcome is expected to have a material effect on our financial position, results of operations or cash flows .
Note 11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended March 31,
	2023	2022
Numerator:
Net loss	$(9,102)	$(2,878)
Denominator:
Weighted-average number of common shares outstanding	84,645,097	65,774,528
Basic and diluted net loss per common share	$(0.11)	$(0.04)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2023	2022
Stock warrants	47,720,836	—
Stock options	13,971,079	10,351,020
RSUs	295,000	—
Total	61,986,915	10,351,020

Note 12. Subsequent Events
Brighton, Colorado Lease
On April 15, 2023, we entered into a lease agreement to lease a space for our GWh-scale manufacturing facility in Brighton, Colorado. The lease expires in May 2039, with an option to extend for two additional five-year terms. Future lease payments, which commence in December 2024 after the rent abatement period, total approximately $62.9 million. The current zoning for this site does not allow for manufacturing our batteries. As such, the property owner is in the process of applying to re-zone the site for our planned development and use. Until the re-zoning is complete, we will not be able to apply for permits required to repurpose the facility for manufacturing. If the re-zoning application is not approved, the lease agreement will automatically terminate.
Merger with Amprius Holdings
On May 9, 2023, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with, among others, Amprius Holdings. Under the Merger Agreement, through a series of transactions that are intended to qualify as a tax-free reorganization for U.S. income tax purposes, Amprius Holdings will become our wholly owned subsidiary and then be merged into another wholly owned subsidiary, with such other subsidiary surviving. Subject to the terms and conditions in the Merger Agreement, the shares of our common stock currently owned by Amprius Holdings will be cancelled, and we will issue to the stockholders of Amprius Holdings new shares of our common stock or shares of our non-voting common stock based on a negotiated and discounted exchange ratio. Furthermore, the options in Amprius Holdings, whether vested or unvested, to purchase Amprius Holdings stock shall be converted into options to purchase shares of our common stock and the warrants to purchase Amprius Holdings stock shall automatically be replaced with warrants representing the right to receive shares of our common stock on a net-exercise basis. The transactions contemplated by the Merger Agreement are conditioned on, among other items, the approval of a majority of shares held by our stockholders that are not affiliated with either Amprius Holdings or held by any of our directors or officers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Amprius,” “we,” “us,” “our” and other similar terms refer (i) prior to the Closing Date (as defined below), to Amprius Technologies Operating, Inc. (formerly known as Amprius Technologies, Inc. or “Legacy Amprius”) and (ii) after the Closing Date, to Amprius Technologies, Inc.
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
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems, such as drones and high-altitude pseudo satellites. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by over 40 customers, including Airbus, AeroVironment, BAE Systems, the U.S. Army and Teledyne FLIR, and from inception, we have shipped over 10,000 batteries as of March 31, 2023, which have enabled mission critical applications. Our proprietary silicon anode structures, battery designs and manufacturing processes are defended by our portfolio of patents, trade secrets and know-how developed over 10 years of research and development.
We currently manufacture batteries on a kWh-scale manufacturing line at our headquarters in Fremont, California, where we believe demand for our batteries exceeds our manufacturing capacity. We are working to meet the expected demand in several rapidly growing addressable markets, including by expanding our production capacity in Fremont and by designing and building a large-scale manufacturing facility, at our newly leased facility in Brighton, Colorado to manufacture at a GWh+ scale through an automated, high-volume manufacturing line for our silicon anode. As discussed below, the current zoning for the newly leased facility in Brighton, Colorado does not allow for manufacturing our batteries.
Business Combination
On September 14, 2022 (the Closing Date”), we completed a business combination (the “Business Combination”) pursuant to the Business Combination Agreement, dated May 11, 2022 (the “Business Combination Agreement”), by and among the Company, Legacy Amprius, Kensington Capital Acquisition Corp. IV (“Kensington”), and Kensington Capital Merger Sub Corp. (“Merger Sub”). We accounted for the Business Combination as a reverse recapitalization, with Legacy Amprius deemed to be the acquirer and Kensington deemed to be the acquiree for financial statement reporting purposes. As a result, the assets, liabilities and results of operations of Legacy Amprius became the historical financial statements after the Business Combination. Our assets and liabilities continued to be stated at historical cost and there were no goodwill or other intangible assets recorded.
Committed Equity Financing
As further described in Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“BRPC II”) on September 27, 2022, whereby we have the right, but not the obligation, to sell to BRPC II up to $200.0 million of newly issued shares of common stock, subject to certain conditions and limitations, from time to time until January 1, 2025 (the “Committed Equity Financing”). Under the Purchase Agreement, we may direct BRPC II to purchase a specified maximum number of shares of common stock, not to exceed certain limitations.

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
Although the Purchase Agreement provides that we may sell up to an additional $197.6 million of our common stock to BRPC II, only 16,409,222 shares of our common stock were registered for resale under a registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”). If it becomes necessary for us to issue and sell more than 16,825,366 shares to BRPC II in order to receive aggregate gross proceeds equal to $200.0 million, we must first file with the SEC one or more additional registration statements to register the resale by BRPC II of any such additional shares of our common stock. As of March 31, 2023, we had sold an aggregate of 331,351 shares of our common stock for gross proceeds of $2.4 million under the Purchase Agreement, all of which were sold in the first quarter of 2023.
U.S. Department of Energy (“DOE”) Cost Sharing Grant
In October 2022, we were awarded a $50.0 million cost sharing grant from the U.S. DOE under the Bipartisan Infrastructure Law. This cost sharing grant is dependent on the successful negotiation of a final contract, and among the terms to be finalized are the portion of relevant costs that will be covered by the grant.
Merger with Amprius Holdings
We entered into the Merger Agreement on May 9, 2023 with our 77% stockholder, Amprius Holdings. Amprius Holdings is a holding company that is owned by our legacy stockholders. The proposed merger transaction, if approved, will eliminate our controlling stockholder and result in these legacy stockholders holding our shares directly. Currently, the shares of stock held by Amprius Holdings are subject to a lock-up that expires on the one year anniversary of the Closing Date (subject to certain exceptions as set forth in our Bylaws). The shares of the Company to be issued to the stockholders of Amprius Holdings in this proposed merger will be subject to the same lock-up restrictions set forth in our Bylaws, which will expire no later than September 14, 2023 and will be subject to the same exceptions.
The proposed merger was approved by our board of directors based on the recommendation of a special, independent board committee. Under the Merger Agreement, the stockholders of Amprius Holdings will receive new shares of our common stock based on a discounted exchange ratio relative to Amprius Holdings’ current holdings. We will also assume all options and warrants outstanding at Amprius Holdings. The merger is conditioned on, among other items, the approval of a majority of shares held by stockholders of the Company that are not affiliated with either Amprius Holdings or held by any of our directors or officers. We expect that the special meeting to approve the merger will occur in the third fiscal quarter of 2023.
Known Trends, Demands, Commitments, Events, or Uncertainties Impacting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Establishing Manufacturing Capacity
While we have manufactured on a kWh-scale capacity to date, we have started our phased build out of capacity with parallel paths. In January 2023, we entered into an amendment to the lease agreement of our Fremont facility, pursuant to which we leased approximately 25,000 square feet of additional space located in the same building as our current headquarters. We have received the first large-scale anode production machine from centrotherm at our facility in Fremont and have started using it for production purposes. We expect this machine to increase our capacity for silicon anode production to approximately 2 MWh by the end of 2023. This is expected to accelerate our development of technological processes for building batteries at a GWh-scale as we prepare, in parallel, for the design and build of our high volume manufacturing facility.
On April 15, 2023, we entered into a lease agreement for premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado. In order to meet increased demand for our products, we plan to build and design our GWh-scale manufacturing facility on these premises. The current zoning for this site does not allow for manufacturing our batteries. As such, the property owner is in the process of applying to re-zone the site for our planned development and use. While we expect the re-zoning to be completed by September 2023, the re-zoning application may not be approved and we may not be able to obtain the necessary licenses or permits for the manufacturing facility, which will delay the expected timing for our GWh-scale manufacturing facility. Until the re-zoning is complete, we will not be able to apply for permits required to repurpose the facility for manufacturing. If the re-zoning application is not approved, the lease agreement will automatically terminate. We plan to procure manufacturing equipment that allows for anode and cathode fabrication, battery assembly, and battery testing. To achieve capacity at commercial scale, we need to establish supply relationships for necessary materials, components and equipment to mass produce our silicon technology for our prospective markets, which will allow us to develop an automated, high-volume manufacturing line to increase production volume. The capacity and timing of our future manufacturing requirements, and related capital expenditures, remain uncertain and will depend on a variety of factors, including: our ability to design and construct new manufacturing sites and develop an automated, high-volume manufacturing line for our silicon anode, to mitigate supply chain constraints and manage a new labor force, to utilize planned capacity in our existing facilities, to obtain the required regulatory and zoning permits and approvals, to realize the benefits of any government incentives, and to operate in new geographic areas apart from our current headquarters. Our potential suppliers and other equipment vendors may also encounter delays, including to our expected initial production capacity of 500 MWh, which is expected to be operational in 2025, along with additional costs, and other obstacles in building our manufacturing line, which are currently unknown. To the extent we are unable to develop an automated, high-volume manufacturing line for our silicon anode, our ability to grow will be adversely affected. Additionally, although we have tested and validated the performance of our products on one supplier’s platform, there is uncertainty as to whether our planned manufacturing line will be successful. We expect our operating requirements and capital expenditures to increase as we ramp up our manufacturing capacity and expand operations.
Achieving capacity at commercial scale of high energy density lithium-ion batteries will require us to make significant and increasing capital expenditures to scale our manufacturing capacity and improve our supply chain processes. Based on our current expectations, we estimate that our capital equipment expenditures will range between $120.0 million and $150.0 million to achieve 1.0 GWh per year of manufacturing capacity. Because our silicon anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes. Our ability in the future to generate revenue sufficient to achieve profitability will depend largely on our ability to scale production to meet the expected market demand for our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.
Reducing Costs of Manufacturing
We believe focusing on reducing the manufacturing costs of our batteries on a $/kWh basis is an important factor to accelerate the demand for our batteries and the expansion of our customer base. As a result, we will continue to work to develop further and validate our manufacturing processes to enable high volume manufacturing and reduce manufacturing costs. As the production of our silicon anode requires different equipment than traditional graphite anode manufacturing, our capital equipment costs are likely to be initially higher than equipment used for the production of graphite anodes. As we scale, we believe we will benefit from reduced per-unit fixed costs, such as overhead, labor and capital expenditures, tool utilization improvements and volume pricing for equipment and materials. We will also seek to reduce costs by optimizing material utilization, throughput and yield. This is complemented by our plans to continue to invest in research and development to improve both battery performance and manufacturing processes. However, until we are able to successfully design and implement an automated, high-volume manufacturing line for our silicon anode and manufacture our batteries at scale, we cannot accurately forecast our manufacturing costs, which may adversely affect our ability to achieve reduced costs in our manufacturing processes.
Highly Competitive Market
Our competition includes both established manufacturers and new entrants that are developing new battery technologies and chemistries to address the growing market for electrified transportation solutions. We believe the manufacturers of these batteries will continue to invest funds, time and effort to improve the capabilities of their batteries with the recent developments of silicon anode batteries as a potential alternative to conventional graphite batteries. Currently, we are the only known manufacturer using a 100% silicon anode that is free of any inactive additives. We believe we are the leading company in the market that has a high-performance battery that can meet the requirements of aviation applications. We are not currently producing batteries for electric vehicles (“EVs”). The EV battery industry has a limited number of commercially available batteries that meet the minimum performance specifications. This creates a fast-growing and highly competitive industry for many battery manufacturers to claim market share for commercially acceptable batteries. We believe that there is significant room for improvement in the EV industry in driving range and fast charging capabilities that our silicon technology may address. To compete in the EV industry, we expect that we will need to significantly reduce our manufacturing costs, improve cycle life, increase form factors and increase production quantity. One or more of our competitors and potential future entrants may be better capitalized to expand production capacities, have greater resources to commercialize and have greater access to customers in either or both the aviation and EV markets. As such, we may be at a competitive disadvantage and be unable to retain or grow our market share.
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
Global Risks
The COVID-19 pandemic has been unpredictable and unprecedented and may continue to result in significant national and global economic disruption, which may adversely affect our business. The extent to which the COVID-19 pandemic continues to impact our business, financial condition, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any economic recession that has occurred or may occur in the future.
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
Basis of Presentation
Our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We carry on our business through one operating segment. Given that Amprius, Inc. (“Amprius Holdings”), which held approximately 99.6% of the Legacy Amprius common stock prior to the Business Combination, has not historically prepared financial statements for Legacy Amprius, the historical results for Legacy Amprius have been prepared from the financial records of Amprius Holdings on a carve-out basis derived from the accounting records of Amprius Holdings using the historical results of operations and the historical basis of assets and liabilities of our business, adjusted as necessary to conform to U.S. GAAP.
Components of Our Results of Operations
Revenue
We have historically generated revenue from providing both design services for the development of customized silicon-anode lithium-ion battery technology and selling our batteries to our customers. Our contracts typically contain a single performance obligation. Revenue is recognized at the point in time either when a final milestone is met, generally when a final working prototype is delivered that meets required specifications, or when the customer obtains control of the product, which is generally upon shipment. We also generate revenue from U.S. federal government expense reimbursement grants that is recognized in the period in which the qualifying costs have been incurred.
Cost of Revenue
Cost of revenue, which includes the cost of finished goods sold and the cost of customization development services, consist mainly of the costs of raw materials, labor costs, and the allocation of overhead costs incurred in producing batteries or performing the customization work. Labor costs consist of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense. Overhead and other costs consist primarily of outside services, utilities, rent, depreciation expense and other facilities-related costs. Costs related to batteries and design services are recognized in the same period as the associated revenue. In addition, we expect that our cost of revenue will increase as we ramp up manufacturing in our existing facility and by building a GWh-scale manufacturing facility.
Research and Development (“R&D”) Expense
R&D expense consist mainly of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense of our R&D personnel, outside contractors, materials, R&D equipment, and allocation of overhead costs, which include utilities, rent, depreciation expense and other facilities-related costs. R&D activities relate to the conceptual formulation and design of preproduction experimental prototypes and models, including the cost of equipment and material for which there is no alternative future use. R&D expenses are expensed as incurred. We expect that our R&D expenses will increase for the foreseeable future as we continue to invest in activities to develop and enhance product capabilities, as well as build and test battery prototypes to meet the expected market demand.
Selling, General and Administrative Expense
Selling, general and administrative expense consists mainly of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense of our executive and administrative employees, as well as fees for professional and advisory services such as legal, accounting and audit. Selling, general and administrative expense also includes corporate insurance expense including directors and officers insurance costs, and allocation of overhead costs, which include utilities, rent, depreciation expense and other facilities-related costs. We expect that our selling, general and administrative expenses will increase due to the additional costs for compliance-related requirements resulting from being a public company and investment in additional general and administrative personnel to support the growth of our business.
Other Income, Net
Other income, net consists mainly of interest income.

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
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes our results of operations during the three months ended March 31, 2023 and 2022 (in thousands, except percentage data):

	Three months ended March 31,		Change
	2023	2022	$	%
Revenue	$679	$2,110	$(1,431)	(68)%
Cost of revenue	4,104	3,149	955	30%
Gross loss	(3,425)	(1,039)	(2,386)	230%
Gross margin	(504)%	(49)%
Operating expenses:
Research and development	800	369	431	117%
Selling, general and administrative	5,526	1,502	4,024	268%
Total operating expenses	6,326	1,871	4,455	238%
Loss from operations	(9,751)	(2,910)	(6,841)	235%
Other income, net	649	32	617	1928%
Net Loss	$(9,102)	$(2,878)	$(6,224)	216%
Cost and operating expenses reported above include stock-based compensation as follows:

	Three months ended March 31,		Change
	2023	2022	$	%
Cost of revenue	$169	$113	$56	50%
Research and development expense	20	6	14	233%
Selling, general and administrative expense	537	337	200	59%
Total stock-based compensation	$726	$456	$270	59%
Revenue
Revenue decreased by $1.4 million, or 68%, to $0.7 million during the three months ended March 31, 2023 from $2.1 million during the same period last year. The decrease was primarily due to $1.5 million of non-recurring customized design service revenue that was recognized during the three months ended March 31, 2022 and a $0.1 million decrease in product revenue, partially offset by an increase of $0.2 million in government grant revenue. Revenue in the current period included $0.3 million of silicon anode batteries produced under a toll manufacturing partnership with Berzelius (Nanjing) Co. Ltd., (a formerly affiliated company) as part of an ongoing market exploration.
Cost of Revenue
Cost of revenue increased by $1.0 million, or 30%, to $4.1 million during the three months ended March 31, 2023 from $3.1 million during the same period last year. The increase was primarily due to a $1.8 million increase in outside services and consulting fees, which include a nonrecurring fee incurred in connection with our selection of a GWh manufacturing site in Brighton, Colorado, and a $0.2 million increase in overhead and other costs, partially offset by a $1.1 million decrease in costs related to non-recurring customized design services that were incurred during the three months ended March 31, 2022.

Research and Development Expense
Research and development expense increased by $0.4 million, or 117%, to $0.8 million during the three months ended March 31, 2023 from $0.4 million during the same period last year. The increase was primarily due to the increase in development costs, mainly personnel-related costs, associated with ongoing research projects.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $4.0 million, or 268%, to $5.5 million during the three months ended March 31, 2023 from $1.5 million during the same period last year, primarily due to our transition to operating as a public company. Drivers of this increase were a $2.0 million increase in professional and consulting fees as we obtained additional outside service assistance after we became a public company, a $0.9 million increase in personnel-related costs, including stock-based compensation expense, due to the hiring of additional administrative personnel, a $0.5 million increase in corporate insurance costs, including director and officer insurance costs, a $0.4 million increase in recruiting expense, and a $0.2 million increase in other general and administrative spend.
Other Income, Net
Other income, net increased by $0.6 million during the three months ended March 31, 2023 due primarily to a $0.6 million increase in interest income attributed to a higher amount of funds held during the three months ended March 31, 2023 compared to the same period last year.
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
Prior to the Business Combination, we financed our operations primarily through capital contributions from Amprius Holdings and revenue generated from operations. We expect to rely on our cash and cash equivalents, which was $64.2 million as of March 31, 2023, and cash flows from operations to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Quarterly Report on Form 10-Q are issued. In addition, we may receive additional funds from the following sources: (i) all or a portion of the remaining $197.6 million balance of the Committed Equity Financing with BRPC II if we decide to issue shares of common stock to BRPC II under the Purchase Agreement, (ii) $50.0 million grant from the U.S. DOE if we successfully finalize a contract and perform under such contract, and (iii) exercise of outstanding stock warrants.
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
The $50.0 million cost sharing grant from the U.S. DOE is dependent on the successful negotiation of a final contract, and among the terms to be finalized are the portion of relevant costs that will be covered by the grant. The contract is not yet finalized. There can be no assurance that such negotiation will be successful and, if successful, that we will be able to perform under such contract.
We may receive up to approximately $550.8 million from the exercise in full of all outstanding warrants. The exercise price of our public warrants and private warrants is $11.50 per share, and the exercise price of the warrants issued as part of units in a private placement connection with the Business Combination (the “PIPE warrants”) is $12.50 per share. As of March 31, 2023, we had an aggregate of 45,668,336 public warrants and private warrants and 2,052,500 PIPE warrants outstanding. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. If the market price for our common stock is less than $11.50 per share, in the case of the public warrants or private warrants, or $12.50 per share, in the case of the PIPE warrants, we believe warrant holders will be unlikely to exercise their warrants.

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
We have incurred net losses to date. During the three months ended March 31, 2023, we incurred a net loss of $9.1 million. We expect to incur additional losses and increased expenses in future periods, including those associated with the design and build out of our GWh-scale manufacturing facility, continued research and development efforts and increased employee headcount.
As of March 31, 2023, our contractual obligations consisted primarily of our noncancellable operating lease agreement for our corporate headquarters and facilities in Fremont, California. The total future lease payments under this operating lease were approximately $11.5 million as of March 31, 2023, of which a total of $1.1 million is payable over the next twelve months. Subsequent to our first quarter, on April 15, 2023, we entered into a lease agreement to lease a space for our GWh-scale manufacturing facility in Brighton, Colorado. Future lease payments, which commence in December 2024 after the rent abatement period, total approximately $62.9 million. The current zoning for this site does not allow for manufacturing our batteries. As such, the property owner is in the process of applying to re-zone the site. Until the re-zoning is complete, we will not be able to apply for permits required to repurpose the facility for manufacturing. If the re-zoning application is not approved, the lease agreement will automatically terminate. For additional discussion about our leases, refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to take actions to reduce our capital or operating expenditures, including by reducing or delaying our production facility expansion, which may adversely affect our business, operating results, financial condition and prospects. For example, because we expect to expand through a Copy Exact methodology, to the extent we have less cash than expected and additional financing is unavailable on acceptable terms, we expect that we would reduce the initial production capacity of our large-scale facility and thereafter add capacity as appropriate. Any such reduction or delay may have an adverse impact on our business plan and our results of operations.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three months ended March 31,		Change
	2023	2022	$
Net cash used in operating activities	$(6,492)	$(3,043)	$(3,449)
Net cash used in investing activities	$(1,140)	$(34)	$(1,106)
Net cash provided by financing activities	$2,123	$204	$1,919
Net Cash Used in Operating Activities
Our primary source of cash provided by operations is revenue from customized design services and sale of batteries. Our uses of cash in our operating activities primarily include payments for personnel-related costs, procurement of materials used to produce batteries and to conduct research, professional fees and other general corporate expenses.
Net cash used in operating activities increased to $6.5 million during the three months ended March 31, 2023 from $3.0 million during the same period last year primarily due to an increase in personnel-related costs as we hired additional employees, an increase in professional and consulting fees as we utilized additional outside services after we became a public company, and an increase in corporate insurance costs, including directors' and officers' insurance costs.
Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities increased to $1.1 million during the three months ended March 31, 2023 from $34 thousand during the same period last year primarily due to a purchase of production equipment and improvements made to our manufacturing facility as we continued to expand our business operations.
Net Cash Provided by Financing Activities
Our primary source of cash provided by financing activities consists primarily of proceeds from issuance of common stock in the current year period and capital contributions from Amprius Holdings in the prior year period. Our cash usage for financing activities consists primarily of payments related to the issuance of common stock.
Net cash provided by financing activities increased to $2.1 million during the three months ended March 31, 2023 from $0.2 million during the same period last year primarily due to the proceeds from the issuance of common stock in connection with the Purchase Agreement. Our cash provided by financing activities during the three months ended March 31, 2022 consisted primarily of capital contributions from Amprius Holdings.
Related Party Transactions
We had a service agreement with Amprius Holdings, which was terminated upon the closing of the Business Combination. Prior to its termination, the service agreement required Amprius Holdings to provide us certain services such as administration, management service, information technology and engineering services to support our operations. During the three months ended March 31, 2022, the administrative costs incurred by Amprius Holdings up to the termination of the service agreement were allocated to us and were treated as capital contributions.
Additionally, we purchased raw materials, development materials and finished batteries from two previous related parties that were owned and controlled by Amprius Holdings, including silicon anode batteries produced under a toll manufacturing partnership with Berzelius (Nanjing) Co. Ltd. as part of an ongoing market exploration. We do not have purchase commitments with these previous related parties.
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
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported loss generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
There have been no material changes to our critical accounting estimates as compared to the critical accounting estimates described in “Management's Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to a variety of market-related risks, which broadly includes interest rate risk, credit risk, and inflation risk. These risks may affect our results of operations and cash flows.
Interest Rate Risk
We are exposed to interest-rate risk related to our interest-bearing bank deposits. Adverse changes in interest rates may affect our results of operations. Cash and cash equivalents as of March 31, 2023 was $64.2 million. Hypothetically, if our cash and cash equivalents remain the same and if the interest rate changes by 100 basis points, our interest income may change by approximately $0.6 million on a per annum basis.
We have no interest-bearing borrowings as of March 31, 2023.
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
Inflation Risk
High inflation may affect our operating results and cash flows. However, we do not believe that inflation had a material impact on our operating results and cash flows during the three months ended March 31, 2023. If our costs become subjected to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of products we sell.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal controls over financial reporting identified during the years ended December 31, 2022 and 2021 that have not been remediated as of March 31, 2023. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.
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
Our management performed the following remediation efforts, which are in progress as of March 31, 2023:
•increased the size of our accounting team by hiring permanent employees for key roles to allow for improved segregation of duties;
•enhanced and improved our monthly close process, including establishing a close schedule and close checklists, as well as implementing review and reconciliation processes including performing detailed review and validation of journal entries, and implementing software to assist with financial reporting; and
•engaged an external specialist to assist in performing a risk assessment to identify key areas for improvement in accounting and financial reporting.
Our management believes that the remediation efforts described above will enable us to address the material weaknesses that were identified in a timely manner, maintain a properly designed and effective system of internal controls over financial reporting, and provide appropriate segregation of duties. Our remediation efforts are in progress as of March 31, 2023. We will not be able to demonstrate that the material weaknesses have been fully remediated, or that our controls are operating effectively, until we complete our remediation efforts. We will continue to evaluate the effectiveness of our internal control over financial reporting and will continue to make changes that we believe will strengthen our internal control over financial reporting to ensure that our financial statements continue to be fairly stated in all material respects.
Changes in internal control over financial reporting
Except for the activities taken related to the remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be adversely affected. In that event, the market price of our securities could decline, and you could lose part or all of your investment.
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
•We may not be able to complete the merger transaction with Amprius Holdings, thereby not allowing us to realize the potential benefits associated with the transaction, and we could continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the merger for which we will have received little or no benefit if the merger is not completed.
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
We currently operate only at a kWh-scale manufacturing capacity. As part of our manufacturing expansion plans, we are in the process of designing a GWh-scale manufacturing facility for our batteries, concurrently with the development of our high-volume manufacturing line for our silicon anode. We may not be successful in establishing our GWh-scale manufacturing facility. On April 15, 2023, we entered into a lease agreement for premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado, and we are in the process of designing and building our GWh-scale manufacturing facility on these premises. The current zoning for this site does not allow for manufacturing our batteries. As such, the landlord is in the process of applying to re-zone the site for our planned development and use. While we expect the re-zoning to be completed by September 2023, the re-zoning application may not be approved and we may not be able to obtain the necessary licenses or permits for the manufacturing facility, which will delay the expected timing for our GWh-scale manufacturing facility. Until the re-zoning is complete, we will not be able to apply for permits required to repurpose the facility for manufacturing. Furthermore, if the re-zoning process is unsuccessful, we expect that we would terminate the lease in accordance with its terms and recommence our search for an alternate location for our expansion efforts, which will delay our operational timeline.
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
If Dr. Sun or any other key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business. As we build our brand and become better known, there is increased risk that competitors or other companies will seek to hire our personnel. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.
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
Certain of our officers and Board of Directors provide services to Amprius Holdings. Also, Dr. Kang Sun, our Chief Executive Officer, serves on the boards of certain entities that were formerly affiliated with Amprius Holdings. As a result, there could be competition for the time and effort of these individuals and potential conflicts of interests in our transactions with such entities. If such officers and directors do not devote sufficient attention to the management and operation of our business or if such conflicts of interest are not resolved, our business and financial results may suffer.
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
For our customers who individually represent 10% or more of our revenue, three customers together accounted for 76% of our revenue during the three months ended March 31, 2023 and three customers together accounted for 90% of our revenue during the three months ended March 31, 2022. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future cash receipts or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our battery products, and there can be no assurance that our existing customers will continue to purchase from us.
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
In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, references or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to generate sufficient funds from operations, raise additional capital or access our existing funds, we may be forced to take actions to reduce our capital or operating expenditures, including by eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, financial condition, prospects and results of operations.
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
Although the Purchase Agreement provides that we may sell up to an additional $197.6 million of our common stock to BRPC II, only 16,409,222 shares of our common stock were registered for resale under a registration statement on Form S-1 (the “Committed Equity Registration Statement”) filed with the SEC on September 30, 2022 and declared effective by the SEC on December 27, 2022, as amended by Post-Effective Amendment No. 1. If it becomes necessary for us to issue and sell to BRPC II under the Purchase Agreement more than the 16,825,366 shares being registered for resale under the Committed Equity Registration Statement in order to receive aggregate gross proceeds equal to $200.0 million under the Purchase Agreement, we must first file with the SEC one or more additional registration statements to register under the Securities Act the resale by BRPC II of any such additional shares of our common stock we wish to sell from time to time under the Purchase Agreement, which the SEC must declare effective before we may elect to sell any additional shares of our common stock to BRPC II under the Purchase Agreement.
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
Any issuance and sale by us under the Purchase Agreement of a substantial number of shares of common stock in addition to the 16,409,222 shares of common stock that were registered for resale by BRPC II under the Committed Equity Registration Statement could cause additional substantial dilution to our stockholders. The number of shares of our common stock ultimately offered for sale by BRPC II is dependent upon the number of shares of common stock, if any, we ultimately elect to sell to BRPC II under the Purchase Agreement.
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

We have incurred significant operating losses since our inception, including in the comparable periods presented in this Quarterly Report on Form 10-Q. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin scaled production of our batteries.
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
We may not be able to complete the merger transaction with Amprius Holdings, thereby not allowing us to realize the potential benefits associated with the transaction, and we could continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the merger for which we will have received little or no benefit if the merger is not completed.
On May 10, 2023, we announced the signing of a definitive agreement to effect a merger with Amprius Holdings. There can be no assurance that the merger will occur. The merger is conditioned upon, among other things, the effectiveness of a registration statement and obtaining the approval of a majority of shares held by our stockholders that are not affiliated with either Amprius Holdings or held by any of our directors or officers, and there can be no assurance that these conditions or any other conditions will be satisfied in a timely manner or at all. Failure to satisfy any such condition may result in a material delay in, or the abandonment of, the merger. Any delay in completing the merger may materially adversely affect the timing and benefits that are expected to be achieved from the merger. Further, we will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the merger for which we will have received little or no benefit if the merger is not completed.
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the years ended December 31, 2022 and 2021, we identified two material weaknesses in our internal control over financial reporting that have not been remediated as of March 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting for annual reports on Form 10-K that we file with the SEC beginning with Annual Report on Form 10-K for the year ending December 31, 2023. Future assessments will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Eventually, it is possible that our independent registered public accounting firm will also be required to audit the effectiveness of our internal control over financial reporting in future annual reports on Form 10-K to be filed with the SEC. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 in the future, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
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
In addition, we have received commitments of state and local incentive packages providing approximately $10.0 million in tax incentives relating to our design and buildout of a GWh-scale facility in Brighton, Colorado. Specifically, the Colorado Economic Development Commission approved up to an approximately $5.5 million in Job Growth Incentive Tax Credits for us, over an eight-year period, which are contingent upon us meeting net new job creation and salary requirements. The City of Brighton also approved incentives with a total estimated value of $0.9 million, including a five-year property tax rebate of 100% and a 50% rebate on the city’s use tax collected on construction materials. In addition, the Adams County Regional Economic Partnership approved incentives in the form of tax abatement with performance-based contingencies. If we are not able to enter into a lease agreement on reasonably acceptable terms, our development timeline is delayed or we are not able to achieve the performance-based goals set for the incentives, we may not receive any funding or benefits from the state and local governments of Colorado.
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
In June 2022, the import restrictions contained in the Uyghur Forced Labor Prevention Act ("UFLPA") became effective. The UFLPA creates a rebuttable presumption that any goods mined, produced or manufactured, wholly or in part in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, or produced by a listed entity, were made with forced labor and are not entitled to entry into the United States. If a shipment is detained, importers are required to present clear and convincing evidence that such goods are not made with forced labor. While we do not source goods from the XUAR or from listed parties, because we import from China, there is risk that our ability to import components and products may be adversely affected by the UFLPA.
The U.S. or foreign governments may take additional administrative, legislative, or regulatory action that could materially interfere with our ability to source from or sell products in certain countries. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in a global economic slowdown and long-term changes to global trade, including retaliatory trade restrictions that restrict our ability to operate in China. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.
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
As of March 31, 2023, our executive officers and directors as a group beneficially own approximately 14.9% of the common stock outstanding. Additionally, certain of our executive officers and directors own interests in Amprius Holdings, which owns approximately 77.1% of our common stock outstanding, and certain of our directors are members of Amprius Holdings’ board of directors. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.

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
Sales of a substantial number of shares of our securities in the public market could occur at any time. For example, we have certain registration right obligations with respect to 104,820,694 shares of our common stock constituting approximately 95.3% of our issued and outstanding common stock as of March 31, 2023 (assuming the exercise in full of all of the warrants registered thereunder), as well as the shares underlying the remainder of our public warrants.
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
Additionally, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans and the shares issuable upon exercise of the options outstanding under the Amprius Technologies, Inc. 2016 Equity Incentive Plan, which were an aggregate of 13,971,079 shares of common stock as of March 31, 2023. Subject to applicable securities laws, the satisfaction of any vesting restrictions and the expiration or waiver of the lock-up restrictions contained in our Bylaws, the shares issued thereunder will be available for immediate resale in the public market.
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
As of March 31, 2023, approximately 88.7% of our outstanding shares of common stock are subject to lock-up restrictions, which expire on or before September 13, 2023. Sales of our common stock following the expiration of these lock-up restrictions or pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the market price of our common stock to decline if such equity holders sell or are perceived by the market as intending to sell any such securities, and make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.

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
As of March 31, 2023, outstanding warrants to purchase an aggregate of 47,720,836 shares of common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of the private warrants and public warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share. To the extent the warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Shares of common stock issuable pursuant to the warrants are not subject to lock-up restrictions. As such, once the warrants are exercised, the holder of such shares issuable upon the exercise of the warrants will be able to resell the shares to the market, subject to other applicable laws. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. Further, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, such warrants may expire worthless.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger and Reorganization, dated May 9, 2023, by and among Amprius Technologies, Inc., Amprius, Inc., Combine Merger Sub, Inc. and Combine Merger Sub, LLC	Form 8-K	File No. 001-41314	2.1	May 10, 2023
3.1	Certificate of Incorporation of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	September 16, 2022
3.2	Amended and Restated Bylaws of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	March 23, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41314	4.1	September 16, 2022
10.1	Lease Agreement dated April 15, 2023	Form 8-K	File No. 001-41314	10.1	April 19, 2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

† Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be finished to the SEC upon request.
* These certifications furnished in Exhibit 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Amprius Technologies, Inc.:

May 11, 2023	By:	/s/ Dr. Kang Sun
(Date)		Dr. Kang Sun
President and Chief Executive Officer
(Principal Executive Officer)

May 11, 2023	By:	/s/ Sandra Wallach
(Date)		Sandra Wallach
Chief Financial Officer
(Principal Financial and Accounting Officer)