Form 10-Q
period 2023-06-30
Amprius Technologies, Inc.
filed 2023-08-11
CIK 1899287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 4, 2023, the registrant had 86,274,697 shares of common stock, par value $0.0001, outstanding.

1

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q of Amprius Technologies, Inc. (formerly known as Kensington Capital Acquisition Corp. IV, “Amprius,” the “Company,” “we,” “us,” or “our”) and in documents incorporated herein by reference may constitute “forward-looking statements” for purposes of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:
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
•the possibility that we may be adversely affected by other economic, business or competitive factors, including supply chain interruptions and developments in alternative technologies, and may not be able to manage other risks and uncertainties;
•changes in applicable laws or regulations;
•the effect of macroeconomic factors, such as the military conflict between Russia and Ukraine, the COVID-19 pandemic and the U.S. trade environment, on our business; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q, including risk factors discussed in Part II, Item 1A under the Heading, "Risk Factors".

Part I - Financial Information
Item 1. Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except share and par value data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$65,010	$69,696
Accounts receivable	1,130	686
Inventories	503	500
Deferred costs	2,578	1,897
Prepaid expenses and other current assets	1,479	2,394
Total current assets	70,700	75,173
Non-current assets:
Property, plant and equipment, net	6,903	4,236
Operating lease right-of-use assets, net	7,744	2,751
Deferred costs	588	367
Other assets	702	644
Total assets	$86,637	$83,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$597	$1,028
Accrued and other current liabilities	7,141	2,708
Deferred revenue	3,198	2,660
Operating lease liabilities	1,070	521
Total current liabilities	12,006	6,917
Non-current liabilities:
Deferred revenue	943	720
Operating lease liabilities	6,998	2,501
Total liabilities	19,947	10,138
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 85,993,560 and 84,610,114 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	9	8
Additional paid-in capital	178,118	165,912
Accumulated deficit	(111,437)	(92,887)
Total stockholders’ equity	66,690	73,033
Total liabilities and stockholders’ equity	$86,637	$83,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenue	$1,632	$691	$2,311	$2,801
Cost of revenue	4,664	2,055	8,860	5,266
Gross loss	(3,032)	(1,364)	(6,549)	(2,465)
Operating expenses:
Research and development	772	478	1,572	849
Selling, general and administrative	6,279	2,319	11,713	3,757
Total operating expenses	7,051	2,797	13,285	4,606
Loss from operations	(10,083)	(4,161)	(19,834)	(7,071)
Other income, net	635	7	1,284	39
Net loss	$(9,448)	$(4,154)	$(18,550)	$(7,032)
Weighted-average common shares outstanding:
Basic and diluted	85,216,827	65,776,550	84,932,542	65,775,545
Net loss per share of common stock:
Basic and diluted	$(0.11)	$(0.06)	$(0.22)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2022	84,610,114	$8	$165,912	$(92,887)	$73,033
Issuance of common stock in connection with a stock purchase agreement, net of issuance cost	331,351	—	2,376	—	2,376
Exercise of stock options	30,000	—	2	—	2
Stock-based compensation	—	—	726	—	726
Net loss	—	—	—	(9,102)	(9,102)
Balance as of March 31, 2023	84,971,465	8	169,016	(101,989)	67,035
Issuance of common stock in connection with a stock purchase agreement, net of issuance cost	875,772	1	8,176	—	8,177
Exercise of stock options	146,223	—	1	—	1
Exercise of stock warrants	100	—	1	—	1
Stock-based compensation	—	—	924	—	924
Net loss	—	—	—	(9,448)	(9,448)
Balance as of June 30, 2023	85,993,560	$9	$178,118	$(111,437)	$66,690

	Six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2021	45,176,145	$1	$89,258	$(75,401)	$13,858
Retroactive conversion of common stock due to Business Combination	20,595,856	6	(6)	—	—
Balance as of December 31, 2021, as adjusted	65,772,001	7	89,252	(75,401)	13,858
Cumulative effect adjustment from the adoption of ASC 842	—	—	—	(154)	(154)
Exercise of stock options	4,549	—	8	—	8
Capital contributions from Amprius Holdings	—	—	247	—	247
Stock-based compensation	—	—	456	—	456
Net loss	—	—	—	(2,878)	(2,878)
Balance as of March 31, 2022	65,776,550	7	89,963	(78,433)	11,537
Exercise of stock options	—	—	—	—	—
Capital contributions from Amprius Holdings	—	—	258	—	258
Stock-based compensation	—	—	890	—	890
Net loss	—	—	—	(4,154)	(4,154)
Balance as of June 30, 2022	65,776,550	$7	$91,111	$(82,587)	$8,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30, 2023
(In thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(18,550)	$(7,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,650	1,346
Depreciation and amortization	856	748
Amortization of deferred costs	402	1,252
Non-cash operating lease expense	506	280
Changes in operating assets and liabilities:
Accounts receivable	(444)	(228)
Inventories	(3)	171
Deferred costs	(1,304)	(1,045)
Prepaid expenses and other current assets	915	7
Other assets	(9)	—
Accounts payable	(305)	(94)
Accrued and other current liabilities	3,903	75
Deferred revenue	761	(754)
Operating lease liabilities	(453)	(218)
Net cash used in operating activities	(12,075)	(5,492)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,868)	(194)
Net cash used in investing activities	(2,868)	(194)
Cash flows from financing activities:
Issuance of common stock in connection with a stock purchase agreement	10,507	—
Payment of financing costs in connection with a stock purchase agreement	(254)	—
Proceeds from exercise of stock options	3	8
Proceeds from exercise of stock warrants	1	—
Payment of transaction and issuance costs in connection with Business Combination and PIPE investment	—	(740)
Capital contributions from Amprius Holdings	—	505
Net cash provided by (used in) financing activities	10,257	(227)
Net decrease in cash, cash equivalents and restricted cash	(4,686)	(5,913)
Cash, cash equivalents and restricted cash, beginning of period	69,752	11,489
Cash, cash equivalents and restricted cash, end of period	$65,066	$5,576
Reconciliation of cash, cash equivalents and restricted cash shown on the condensed consolidated balance sheets:
Cash and cash equivalents	$65,010	$5,243
Restricted cash included in other assets	56	333
Total cash, cash equivalents and restricted cash	$65,066	$5,576

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
Merger with Amprius, Inc. (“Amprius Holdings”)
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
The transactions contemplated by the Merger Agreement are conditioned on, among other items, the approval of a majority of shares held by our stockholders that are not affiliated with either Amprius Holdings or held by any of our directors or officers. A special meeting of our stockholders had originally been scheduled for July 26, 2023, for the purpose of voting on the merger with Amprius Holdings and other matters; however, it was mutually agreed to reschedule the special meeting to a later date to be determined by the special committee of our board of directors.
Liquidity and Capital Resources
Since our inception, we have incurred recurring losses and negative cash flows from operations. During the three and six months ended June 30, 2023, we incurred a net loss of $9.4 million and $18.6 million, respectively, and at June 30, 2023, our accumulated deficit was $111.4 million. We expect to incur additional losses in the future as we scale our business and increase our operating expenditures, such as increasing our research and development spend and headcount. Additionally, we expect to increase our capital expenditures as we plan to build a GWh-scale manufacturing facility in the future. We may need to raise funds in order to meet our future operating and capital expenditure requirements. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If sufficient funding is not raised, we may need to reduce our spending activities, which may negatively affect our ability to achieve our operating goals. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution.
We had cash and cash equivalents of $65.0 million as of June 30, 2023. We believe that our cash and cash equivalents will be sufficient to fund our operating and capital expenditure requirements over twelve months from the date these condensed consolidated financial statements are issued.
On September 27, 2022, we entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with B. Riley Principal Capital II, LLC (“BRPC II”), pursuant to which BRPC II committed to purchase up to $200.0 million of our common stock until January 1, 2025, subject to certain contractual terms (the “Committed Equity Financing”). As of June 30, 2023, approximately $189.4 million remained available under the Committed Equity Financing. There can be no assurance that we will be able to raise such amount over the remaining period as the Committed Equity Financing contains certain limitations and conditions.
On June 2, 2023, we and the U.S. Department of Energy’s Office of Manufacturing and Energy Supply Chains mutually agreed to end the negotiation for a $50.0 million cost-sharing grant demonstration project under the Bipartisan Infrastructure Law.
Other Risk and Uncertainties
We face risks related to the war between Russia and Ukraine, which has led to significant volatility in the global economy, resulting in inflation, volatility in the credit and capital markets, and interruption in the supply chain. Although this war did not have an adverse impact to us to-date, its future outcome is highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.
We also faced risks related to the COVID-19 pandemic, which created significant volatility in the global economy, led to business disruptions, reduced economic activities, and imposition of travel restrictions. Even after the COVID-19 pandemic has subsided, our company and our customers may continue to experience its negative effect, which may adversely affect our future financial condition, results of operations and cash flows.
Note 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.
The significant accounting policies described below, together with Note 1 and other notes that follow, are an integral part of the condensed consolidated financial statements.
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
•Prior to the distribution of Amprius Holdings' other subsidiaries in early 2022, the shared expenses of Amprius Holdings were allocated equally between us and Amprius Holdings' other subsidiaries. After February 2022, those expenses were fully allocated to us.
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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of December 31, 2022, which has been derived from our audited consolidated financial statements as filed in our Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 30, 2023, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements. In management’s opinion, all adjustments made were normal or recurring in nature and necessary for the fair statement of our financial position as of June 30, 2023 and our results of operations and cash flows during the three and six months ended June 30, 2023 and 2022. The financial data and other financial information disclosed in the notes to these condensed consolidated financial statements are also unaudited. The results of operations during the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading.
Reclassification
Certain accounts in the prior period condensed consolidated statements of operations were reclassified to conform with the current period presentation. The reclassification had no impact to our net loss and cash flows in those periods.
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
Fair Value Measurements
We had a money market fund amounting to $36.5 million and $69.4 million as of June 30, 2023 and December 31, 2022, respectively, which was measured at Level 1 fair value based on the active market price of such instrument.
We did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of June 30, 2023 and December 31, 2022.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2023 and 2022.
Restricted Cash
Restricted cash pertains to cash collateral required by our lessor to satisfy a letter of credit requirement under a lease agreement. Restricted cash, which is included in other assets in the accompanying condensed consolidated balance sheets, was $56 thousand as of June 30, 2023 and December 31, 2022.
Concentration of Credit Risk
Accounts receivable mainly consist of amounts due from U.S. government agencies or sponsored entities and large public entities which limits our credit risk. Through June 30, 2023, we have not experienced any credit losses.
During the three months ended June 30, 2023, five customers represented 21%, 18%, 18%, 13% and 11% of our revenue. During the three months ended June 30, 2022, two customers represented 48% and 12% of our revenue. During the six months ended June 30, 2023, three customers represented 21%, 16% and 14% of our revenue. During the six months ended June 30, 2022, four customers represented 30%, 24%, 16% and 14% of our revenue.
As of June 30, 2023 and December 31, 2022, three customers represented 73% and 88%, respectively, of our total accounts receivable.
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
Note 3. Revenue
Disaggregation of Revenue
Revenue from customers consists mainly of customized design services arrangements and sale of battery products. Revenue from customized design services arrangements, which may include a requirement to achieve certain agreed upon milestones, is recognized when the battery design is completed and the final prototype batteries are delivered. Revenue from the sale of battery products is recognized upon shipment. We disaggregate our revenue from customers by the type of arrangement, either as customization design services or as sale of battery products, as this depicts how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The table below shows the composition of revenue from customers, as disaggregated by type of arrangement in accordance with Topic 606, and other revenue from a government grant accounted for using the analogy from International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue from customers:
Sale of battery products	$1,292	$688	$1,762	$1,293
Customized design services	287	3	287	1,508
Total revenue from customers	1,579	691	2,049	2,801
Other revenue – government grant	53	—	262	—
Total revenue	$1,632	$691	$2,311	$2,801
Revenue from the sale of battery products includes bill-and-hold arrangements, which were $0.3 million during the three and six months ended June 30, 2023, and $0.3 million and $0.4 million during the three and six months ended June 30, 2022, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in accounts receivable, contract assets recorded as unbilled receivables, and contract liabilities recorded as deferred revenue.
Accounts receivable represents our right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. Accounts receivable was $1.1 million, $0.7 million and $0.3 million as of June 30, 2023, December 31, 2022 and January 1, 2022, respectively.
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. As of June 30, 2023 and December 31, 2022, we had no contract assets.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of revenue recognition. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. Deferred revenue was $4.1 million, $3.4 million and $2.9 million as of June 30, 2023, December 31, 2022 and January 1, 2022, respectively. Deferred revenue as of June 30, 2023 and December 31, 2022 increased compared to the deferred revenue as of December 31, 2022 and January 1, 2022, respectively, primarily due to progress payments for certain customer contracts that have not been recognized as revenue as of the end of those periods. During the three and six months ended June 30, 2023, revenue recognized from the prior year deferred revenue balance was $0.4 million and $0.5 million, respectively. During the three and six months ended June 30, 2022, revenue recognized from the prior year deferred revenue balance was $0.1 million and $1.4 million, respectively.
Remaining Performance Obligations
We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of June 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, including deferred revenue, was approximately $10.4 million. Given the applicable contract terms, approximately $7.8 million is expected to be recognized as revenue within one year and approximately $2.6 million is expected to be recognized between two to five years. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
Note 4. Inventories
Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$131	$180
Work in process	56	218
Finished goods	316	102
Inventories	$503	$500
Note 5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Production equipment	$5,365	$4,488
Lab equipment	2,490	2,304
Leasehold improvements	4,086	3,525
Furniture, fixtures and other equipment	360	206
Construction in progress	2,702	957
Property, plant and equipment, at cost	15,003	11,480
Less: accumulated depreciation and amortization	(8,100)	(7,244)
Property, plant and equipment, net	$6,903	$4,236
Depreciation and amortization expense was $0.5 million and $0.9 million during the three and six months ended June 30, 2023, respectively. Depreciation and amortization expense was $0.3 million and $0.7 million during the three and six months ended June 30, 2022, respectively.

Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued professional fees	$3,979	$481
Accrued compensation and benefits	1,828	1,840
Accrued purchases of property and equipment	712	—
Accrued purchases of inventory	417	—
Accrued financing costs	12	194
Other	193	193
Accrued and other current liabilities	$7,141	$2,708
Note 7. Stockholders’ Equity
Common and Preferred Stock
As of June 30, 2023, we had a total of 1,000,000,000 shares of stock authorized to be issued, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. We have not declared any dividends through June 30, 2023.
Equity Incentive Plans
We adopted the 2022 Equity Incentive Plan (“2022 Plan”) effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, or performance awards and may be granted to directors, employees or consultants.
As of June 30, 2023, the total number of shares reserved for issuance under the 2022 Plan was 13,733,248, which includes the increase in shares reserved pursuant to the evergreen provisions contained in the 2022 Plan and the assumed awards that were cancelled, expired or otherwise terminated without having been exercised in full, were tendered to or withheld for payment of an exercise price or for tax withholding obligations, or were forfeited to or repurchased due to failure to vest. The number of shares available for issuance under the 2022 Plan may be increased annually at the beginning of the fiscal year, subject to certain limitations.
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

As of June 30, 2023, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $7.0 million, which we expect to recognize over a weighted-average period of 2.7 years.
Restricted Stock Units (“RSU”)
The fair value of RSUs is determined based upon the market closing price of our common stock on the date of grant. RSUs generally vest over a period of approximately four years from the date of grant, subject to the continued employment or services of the grantee.

As of June 30, 2023, the total unrecognized stock-based compensation expense related to the unvested RSUs was approximately $3.8 million, which we expect to recognize over a weighted-average period of 3.0 years.
Amprius Holdings 2008 Stock Plan
The stock-based compensation costs associated with grants to certain individuals who provided services to our company under the Amprius Holdings 2008 Stock Plan were included in the accompanying condensed consolidated statements of operations, with a corresponding increase in additional paid-in capital. The remaining unrecognized compensation cost as of June 30, 2023 was not material.

Employee Stock Purchase Plan (“ESPP”)

We adopted the 2022 Employee Stock Purchase Plan (“ESPP”) effective September 14, 2022. As of June 30, 2023, the total number of shares reserved for issuance was 1,836,101, which may be increased annually at the beginning of the fiscal year, subject to certain limitations. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees an opportunity to purchase our common stock at a discount through payroll deductions. We have not established an offering under the ESPP as of June 30, 2023.

Executive Incentive Compensation Plan

On September 14, 2022, our board of directors approved our Executive Incentive Compensation Plan, which will allow us to grant incentive awards to certain executive employees, generally payable in cash, based upon achieving specified goals. We have the right to settle the award by granting an equity award, which may be subject to vesting conditions. All awards under the Executive Incentive Compensation Plan will be subject to reduction, cancellation, forfeiture, or recoupment in accordance with any clawback policy that we are required to adopt pursuant to applicable laws. As of June 30, 2023, there were no awards granted under the Executive Incentive Compensation Plan.

Common Stock Warrants
Outstanding stock warrants consisted of the following as of June 30, 2023:

	Number of Warrants	Exercise Price Per Share	Expiration Date
Public warrants	29,268,236	$11.50	September 14, 2027
Private warrants	16,400,000	$11.50	September 14, 2027
PIPE warrants	2,052,500	$12.50	September 14, 2027
Total warrants	47,720,736
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
The warrants issued as part of units in a private placement in connection with the Business Combination (the “PIPE warrants”) are substantially identical to the public warrants, except that the exercise price of each PIPE warrant is $12.50 per share. In addition, the PIPE warrants are redeemable by us if the price per share of our common stock equals or exceeds $20.00 per share for at least 20 trading days during a period of 30 consecutive trading days prior to the redemption date. The PIPE warrants are also not listed on any securities exchange.
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
During the six months ended June 30, 2023, we issued a total of 1,207,123 shares of common stock to BRPC II with proceeds totaling $10.6 million. The unamortized deferred stock issuance cost, which is included in other assets in the accompanying condensed consolidated balance sheets and will be charged proportionally against the proceeds from issuance of shares to BRPC II under the Purchase Agreement, was $0.6 million as of June 30, 2023.
Stock-Based Compensation
Stock-based compensation from stock options and RSUs under the Equity Incentive Plans and from stock options under the Amprius Holdings 2008 Stock Plan that we recorded were included in the following lines in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cost of revenue	$244	$119	$413	$232
Research and development	27	7	47	13
Selling, general and administrative	653	764	1,190	1,101
Total stock-based compensation expense	$924	$890	$1,650	$1,346
Note 8. Income Taxes
We have no income tax expense as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs, as we determined it is not more-likely-than-not that our NOLs will be utilized.
Note 9. Leases
We have a non-cancelable operating lease for our corporate headquarters and facilities in Fremont, California. On January 4, 2023, we entered into an amendment of such lease, which includes the lease of additional space in the same building and extending the lease term to end on June 30, 2027, with an option to extend for an additional five-year term. Our operating lease does not contain any material residual value guarantees. We had no leases that were classified as a financing lease as of June 30, 2023.
On April 15, 2023, we have also entered into an operating lease agreement to lease a space for our GWh-scale manufacturing facility in Brighton, Colorado. However, as of June 30, 2023, this lease has not commenced as our occupancy is reliant upon the completion of the re-zoning of the site. The current zoning for this site does not allow for manufacturing our batteries. As such, the property owner is in the process of applying to re-zone the site for our planned development and use. Until the re-zoning is complete, we will not be able to apply for permits required to repurpose the facility for manufacturing. This lease expires in May 2039, with an option to extend for two additional five-year terms. If the re-zoning application is not approved, this lease agreement will automatically be terminated.
As of June 30, 2023, the weighted-average remaining term of the operating lease, which excludes the Colorado lease, was 9.0 years and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 7.9%.
During the six months ended June 30, 2023, the total amount of right-of-use assets obtained in exchange for operating lease liabilities, which exclude the Colorado lease, was $5.2 million. The total amount paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.3 million during the six months ended June 30, 2023 and 2022, respectively.

The components of lease expense during the three and six months ended June 30, 2023 and 2022 are shown in the table below (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease expense	$304	$139	$506	$278
Variable lease expense	79	40	132	80
Short-term lease expense	23	16	42	39
Total lease expense	$406	$195	$680	$397
Future operating lease payments as of June 30, 2023, which exclude future payments from the Colorado lease, were as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2023	$548
2024	1,126
2025	1,158
2026	1,193
2027	1,241
2028	1,278
Thereafter	4,729
Gross lease payments	11,273
Less - present value adjustments	(3,205)
Total operating lease liabilities	$8,068
The lease payments on our Colorado lease, which total approximately $62.9 million, will commence in December 2024 after the rent abatement period.
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
Note 11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(9,448)	$(4,154)	$(18,550)	$(7,032)
Denominator:
Weighted-average number of common shares outstanding	85,216,827	65,776,550	84,932,542	65,775,545
Basic and diluted net loss per common share	$(0.11)	$(0.06)	$(0.22)	$(0.11)

The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	June 30,
	2023	2022
Stock warrants	47,720,736	—
Stock options	13,822,769	14,095,402
RSUs	479,646	—
Total	62,023,151	14,095,402

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
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems, such as drones and high-altitude pseudo satellites. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by over 40 customers, including Airbus, AeroVironment, BAE Systems, the U.S. Army and Teledyne FLIR, and from inception, we have shipped over 10,000 batteries as of June 30, 2023, which have enabled mission critical applications. Our proprietary silicon anode structures, battery designs and manufacturing processes are defended by our portfolio of patents, trade secrets and know-how developed over 10 years of research and development.
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
Merger with Amprius Holdings
We entered into the Merger Agreement on May 9, 2023 with Amprius, Inc. (“Amprius Holdings”), which owned 76.2% of our outstanding common stock as of June 30, 2023. Amprius Holdings is a holding company that is owned by our legacy stockholders. The proposed merger transaction, if approved, will eliminate our controlling stockholder and result in these legacy stockholders holding our shares directly. Currently, the shares of stock held by Amprius Holdings are subject to a lock-up that expires on the one year anniversary of the Closing Date (subject to certain exceptions as set forth in our Bylaws). The shares of the Company to be issued to the stockholders of Amprius Holdings in this proposed merger will be subject to the same lock-up restrictions set forth in our Bylaws, which will expire no later than September 14, 2023 and will be subject to the same exceptions.
The proposed merger was approved by our board of directors based on the recommendation of a special, independent board committee. Under the Merger Agreement, the stockholders of Amprius Holdings will receive new shares of our common stock based on a discounted exchange ratio relative to Amprius Holdings’ current holdings. We will also assume all options and warrants outstanding at Amprius Holdings. The merger is conditioned on, among other items, the approval of a majority of shares held by stockholders of the Company that are not affiliated with either Amprius Holdings or held by any of our directors or officers. A special meeting of the Company had been scheduled for July 26, 2023, for the purpose of voting on the merger with Amprius Holdings and other matters. On July 24, 2023, the Company and Amprius Holdings agreed to reschedule the special meeting to a later date to be determined by the special committee.
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
Although the Purchase Agreement provides that we may sell up to an additional $189.4 million of our common stock to BRPC II, as of June 30, 2023, only 15,533,450 shares of common stock remain available to be issued pursuant to the Purchase Agreement and that were registered for resale under a registration statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”). If it becomes necessary for us to issue and sell more shares to BRPC II in order to receive aggregate gross proceeds equal to $200.0 million, we must first file with the SEC one or more additional registration statements to register the resale by BRPC II of any such additional shares of our common stock. During the six months ended June 30, 2023, we sold an aggregate of 1,207,123 shares of our common stock for net proceeds of $10.6 million under the Purchase Agreement.
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
Global Risks
The military conflict between Russia and Ukraine, which began in February 2022, has had an adverse impact on the global economy and financial markets. Although our business has not been directly impacted by this ongoing military conflict, as we have no assets or operations, and we have not purchased materials from Russia, Belarus or Ukraine, it is impossible to predict the extent to which our operations, or those of our customers, suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions and inflationary pressures, and the impact of such changes on our business and our results of operations are impossible to predict, but could be material.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table summarizes our results of operations during the three and six months ended June 30, 2023 and 2022 (in thousands, except percentage data):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue	$1,632	$691	$941	136%	$2,311	$2,801	$(490)	(17)%
Cost of revenue	4,664	2,055	2,609	127%	8,860	5,266	3,594	68%
Gross loss	(3,032)	(1,364)	(1,668)	122%	(6,549)	(2,465)	(4,084)	166%
Gross margin	(186)%	(197)%			(283)%	(88)%
Operating expenses:
Research and development	772	478	294	62%	1,572	849	723	85%
Selling, general and administrative	6,279	2,319	3,960	171%	11,713	3,757	7,956	212%
Total operating expenses	7,051	2,797	4,254	152%	13,285	4,606	8,679	188%
Loss from operations	(10,083)	(4,161)	(5,922)	142%	(19,834)	(7,071)	(12,763)	180%
Other income, net	635	7	628	8971%	1,284	39	1,245	3192%
Net Loss	$(9,448)	$(4,154)	$(5,294)	127%	$(18,550)	$(7,032)	$(11,518)	164%
Cost and operating expenses reported above include stock-based compensation as follows:

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Cost of revenue	$244	$119	$125	105%	$413	$232	$181,000	78%
Research and development expense	27	7	20	286%	47	13	34,000	262%
Selling, general and administrative expense	653	764	(111)	(15)%	1,190	1,101	89	8%
Total stock-based compensation	$924	$890	$34	4%	$1,650	$1,346	$304	23%
Revenue
Revenue increased by $0.9 million, or 136%, to $1.6 million during the three months ended June 30, 2023 from $0.7 million during the same period last year due primarily to the $0.6 million increase in product revenue and the $0.3 million increase in non-recurring customized design service revenue that was recognized during the three months ended June 30, 2023. Product revenue during the three months ended June 30, 2023 included $0.4 million of silicon anode batteries produced under a toll manufacturing partnership with Berzelius (Nanjing) Co. Ltd., (“Berzelius,” a previous affiliated company) as part of an ongoing market exploration.
Revenue decreased by $0.5 million, or 17%, to $2.3 million during the six months ended June 30, 2023 from $2.8 million during the same period last year due primarily to a $1.2 million decrease in non-recurring customized design service revenue, partially offset by a $0.4 million increase in product revenue and a $0.3 million increase in government grant revenue. Product revenue during the six months ended June 30, 2023 included $0.7 million of silicon anode batteries produced under a toll manufacturing partnership with Berzelius.
Cost of Revenue
Cost of revenue increased by $2.6 million, or 127%, to $4.7 million during the three months ended June 30, 2023 from $2.1 million during the same period last year primarily due to the increase in personnel-related costs involved in the production of our products, costs associated with services performed for non-recurring customized design arrangements, and costs of materials and finished batteries that we purchased. The increase was also due to the increase in the allocation of overhead costs, primarily shared-facility costs, equipment and utility costs.
Cost of revenue increased by $3.6 million or 68%, to $8.9 million during the six months ended June 30, 2023 compared to the same period last year primarily due to a $2.3 million increase in outside services and consulting fees, which include a nonrecurring fee incurred in connection with our selection of a GWh manufacturing site in Brighton, Colorado. The increase was also due to the increase in personnel-related costs and costs of materials and finished batteries that we purchased, partially offset by a $0.6 million decrease in costs related to non-recurring customized design services that were incurred during the six months ended June 30, 2022.
Research and Development Expense
Research and development expense increased by $0.3 million or 62% and $0.7 million or 85%, to $0.8 million and $1.6 million during the three and six months ended June 30, 2023, respectively, compared to the same periods last year. The increase was primarily due to the increase in development costs, mainly personnel-related costs, associated with ongoing research projects.
Selling, General and Administrative Expense
Selling, general and administrative expense during the three months ended June 30, 2023 increased by $4.0 million, or 171%, to $6.3 million compared to the same period last year primarily due to our transition to operating as a public company. Drivers of this increase include a $2.6 million increase in professional and consulting fees as we obtained additional outside service assistance related to our merger with Amprius Holdings and other management initiatives after we became a public company, a $0.6 million increase in personnel-related and compensation costs, including stock-based compensation expense, due to the hiring of additional administrative personnel, a $0.5 million increase in corporate insurance costs, including director and officer insurance costs, and a $0.3 million increase in other general and administrative spend.
Selling, general and administrative expense during the six months ended June 30, 2023 increased by $8.0 million, or 212%, to $11.7 million compared to the same period last year primarily due to the same drivers described above, which include a $5.0 million increase in professional and consulting fees, a $1.6 million increase in personnel-related and compensation costs, including stock-based compensation expense, a $1.0 million increase in corporate insurance costs, including director and officer insurance costs, and a $0.4 million increase in other general and administrative spend.
Other Income, Net
Other income, net increased by $0.6 million and $1.2 million during the three and six months ended June 30, 2023, respectively, primarily due to the increase in interest income attributed to a higher amount of funds held during the three and six months ended June 30, 2023 compared to the same periods last year.
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
Prior to the Business Combination, we financed our operations primarily through capital contributions from Amprius Holdings and revenue generated from operations. We expect to rely on our cash and cash equivalents, which was $65.0 million as of June 30, 2023, and cash flows from operations to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Quarterly Report on Form 10-Q are issued. In addition, we may receive additional funds from the following sources: (i) all or a portion of the remaining $189.4 million balance of the Committed Equity Financing with BRPC II if we decide to issue shares of common stock to BRPC II under the Purchase Agreement and (ii) exercise of outstanding stock warrants.
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
Furthermore, while we have been successful in obtaining certain external funding through government grants or incentives, future efforts to obtain such funds may be unsuccessful. For example, in October 2022, we were awarded a $50.0 million cost sharing grant from the U.S. Department of Energy. The cost sharing grant was dependent on the successful negotiation of a final contract. In June 2023, we and the U.S. Department of Energy mutually agreed to discontinue the negotiation of the cost sharing contract.
We may receive up to $550.8 million from the exercise in full of all outstanding warrants. The exercise price of our public warrants and private warrants is $11.50 per share, and the exercise price of the warrants issued as part of units in a private placement connection with the Business Combination (the “PIPE warrants”) is $12.50 per share. As of June 30, 2023, we had an aggregate of 45,668,236 public warrants and private warrants and 2,052,500 PIPE warrants outstanding. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. If the market price for our common stock is less than $11.50 per share, in the case of the public warrants or private warrants, or $12.50 per share, in the case of the PIPE warrants, we believe warrant holders will be unlikely to exercise their warrants.
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
In addition, our merger with Amprius Holdings will involve substantial costs, including fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. We will be responsible for costs incurred by Amprius Holdings in connection with the merger, which will be reflected in a commensurate reduction in the discounted exchange ratio.
We have incurred recurring net losses including $9.4 million and $18.6 million during the three and six months ended June 30, 2023, respectively. We expect to incur increased expenses and additional losses in future periods, including those associated with the design and build out of our GWh-scale manufacturing facility, continued research and development efforts and increased employee headcount.
As of June 30, 2023, our contractual obligations consisted primarily of our noncancellable operating lease agreement for our corporate headquarters and facilities in Fremont, California. The total future lease payments under this operating lease were approximately $11.3 million as of June 30, 2023, of which a total of $1.1 million is payable over the next twelve months. On April 15, 2023, we entered into a lease agreement to lease a space for our GWh-scale manufacturing facility in Brighton, Colorado. Unless terminated prior to the lease commencement, the future lease payments, which will begin in December 2024 after the rent abatement period, total approximately $62.9 million. The current zoning for this site does not allow for manufacturing our batteries. As such, the property owner is in the process of applying to re-zone the site. Until the re-zoning is complete, we will not be able to apply for permits required to repurpose the facility for manufacturing. If the re-zoning application is not approved, the lease agreement will automatically terminate. For additional discussion about our leases, refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six months ended June 30,		Change
	2023	2022	$
Net cash used in operating activities	$(12,075)	$(5,492)	$(6,583)
Net cash used in investing activities	$(2,868)	$(194)	$(2,674)
Net cash provided by (used in) financing activities	$10,257	$(227)	$10,484
Net Cash Used in Operating Activities
Our primary source of cash provided by operations is revenue from customized design services and the sale of batteries. Our uses of cash in our operating activities primarily include payments for personnel-related costs, procurement of materials used to produce batteries and to conduct research, professional fees and other general corporate expenses.
Net cash used in operating activities increased to $12.1 million during the six months ended June 30, 2023 from $5.5 million during the same period last year primarily due to an increase in personnel-related costs as we hired additional employees, an increase in professional and consulting fees as we utilized additional outside services after we became a public company, and an increase in corporate insurance costs, including directors' and officers' insurance costs.
Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities increased to $2.9 million during the six months ended June 30, 2023 from $0.2 million during the same period last year primarily due to a purchase of production equipment and improvements made to our manufacturing facility as we continued to expand our business operations.
Net Cash Provided by (Used in) Financing Activities
Our primary source of cash provided by financing activities consists primarily of proceeds from issuance of common stock in the current year period and capital contributions from Amprius Holdings in the prior year period. Our cash usage for financing activities consists primarily of payments related to the issuance of common stock.
Net cash provided by financing activities increased to $10.3 million during the six months ended June 30, 2023 from $0.2 million of net cash used during the same period last year primarily due to the proceeds from the issuance of common stock in connection with the Purchase Agreement. Our cash usage for financing activities during the six months ended June 30, 2022 consisted primarily of payment of transaction and issuance costs related to the Business Combination and PIPE investment, offset by proceeds from capital contributions from Amprius Holdings.
Related Party Transactions
We had a service agreement with Amprius Holdings, which was terminated upon the closing of the Business Combination. Prior to its termination, the service agreement required Amprius Holdings to provide us certain services such as administration, management service, information technology and engineering services to support our operations. During the three and six months ended June 30, 2022, the administrative costs incurred by Amprius Holdings up to the termination of the service agreement were allocated to us and were treated as capital contributions.
Additionally, we purchased raw materials, development materials and finished batteries from two previous related parties that were owned and controlled by Amprius Holdings, including silicon anode batteries produced under a toll manufacturing partnership with Berzelius as part of an ongoing market exploration. We do not have purchase commitments with these previous related parties.
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
Interest Rate Risk
We are exposed to interest-rate risk related to our interest-bearing bank deposits. Adverse changes in interest rates may affect our results of operations. Cash and cash equivalents as of June 30, 2023 was $65.0 million. Hypothetically, if our cash and cash equivalents remain the same and if the interest rate changes by 100 basis points, our interest income may change by approximately $0.7 million on a per annum basis.

We have no interest-bearing borrowings as of June 30, 2023.
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
Inflation Risk
High inflation may affect our operating results and cash flows. However, we do not believe that inflation had a material impact on our operating results and cash flows during the three and six months ended June 30, 2023. If our costs become subjected to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of products we sell.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal controls over financial reporting identified during the years ended December 31, 2022 and 2021 that have not been remediated as of June 30, 2023. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.
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
Our management performed the following remediation efforts, which are in progress as of June 30, 2023:
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
Our management believes that the remediation efforts described above will enable us to address the material weaknesses that were identified in a timely manner, maintain a properly designed and effective system of internal controls over financial reporting, and provide appropriate segregation of duties. Our remediation efforts are in progress as of June 30, 2023. We will not be able to demonstrate that the material weaknesses have been fully remediated, or that our controls are operating effectively, until we complete our remediation efforts. We will continue to evaluate the effectiveness of our internal control over financial reporting and will continue to make changes that we believe will strengthen our internal control over financial reporting to ensure that our financial statements continue to be fairly stated in all material respects.
Changes in internal control over financial reporting
Except for the activities taken related to the remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Our establishment of a volume manufacturing facility is subject to many risks, including, among others, risks relating to re-zoning, construction, permitting, delays, cost overruns, supply chain constraints, and operating in a new geographic area away from our current headquarters.
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
•We have incurred and expect to continue to incur substantial costs and expenses relating to the merger with Amprius Holdings.
•We may not be able to complete the merger with Amprius Holdings, thereby not allowing us to realize the potential benefits associated with the transaction.
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
Our establishment of a volume manufacturing facility is subject to many risks, including, among others, risks relating to re-zoning, construction, permitting, delays, cost overruns, supply chain constraints, and operating in a new geographic area away from our current headquarters.
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
Certain of our officers and directors provide services to Amprius Holdings and other entities formerly affiliated with Amprius Holdings.
Certain of our officers and directors provide services to Amprius Holdings. Also, Dr. Kang Sun, our Chief Executive Officer, serves on the boards of certain entities that were formerly affiliated with Amprius Holdings. As a result, there could be competition for the time and effort of these individuals and potential conflicts of interests in our transactions with such entities. If such officers and directors do not devote sufficient attention to the management and operation of our business or if such conflicts of interest are not resolved, our business and financial results may suffer.
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
For our customers who individually represent 10% or more of our revenue, three customers together accounted for 51% of our revenue during the six months ended June 30, 2023 and four customers together accounted for 84% of our revenue during the six months ended June 30, 2022. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future cash receipts or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our battery products, and there can be no assurance that our existing customers will continue to purchase from us.
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
Although the Purchase Agreement provides that we may sell up to an additional $189.4 million of our common stock to BRPC II, as of June 30, 2023, only 15,533,450 remaining shares of our common stock available to be issued were registered for resale under a registration statement on Form S-1 (the “Committed Equity Registration Statement”) filed with the SEC. If it becomes necessary for us to issue and sell to BRPC II under the Purchase Agreement more than the 16,825,366 shares being registered for resale under the Committed Equity Registration Statement in order to receive aggregate gross proceeds equal to $200.0 million under the Purchase Agreement, we must first file with the SEC one or more additional registration statements to register under the Securities Act the resale by BRPC II of any such additional shares of our common stock we wish to sell from time to time under the Purchase Agreement, which the SEC must declare effective before we may elect to sell any additional shares of our common stock to BRPC II under the Purchase Agreement.
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
Any issuance and sale by us under the Purchase Agreement of a substantial number of shares of common stock in addition to the 15,533,450 remaining shares of common stock that were registered for resale by BRPC II under the Committed Equity Registration Statement could cause additional substantial dilution to our stockholders. The number of shares of our common stock ultimately offered for sale by BRPC II is dependent upon the number of shares of common stock, if any, we ultimately elect to sell to BRPC II under the Purchase Agreement.
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
We were adversely affected by the global COVID-19 pandemic and may in the future be affected by other pandemics.
We face various risks related to epidemics, pandemics and other outbreaks, including the recent COVID-19 pandemic. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, created significant volatility in the global economy and led to reduced economic activity. We may face other pandemics in the future, the effects of which cannot be predicted, including the duration and spread of the pandemic, its severity and how quickly and to what extent normal economic and operating activities can resume.
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the years ended December 31, 2022 and 2021, we identified two material weaknesses in our internal control over financial reporting that have not been remediated as of June 30, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
The IRS or other taxing authority could assert income tax liability against us, notwithstanding the provisions of the Tax Sharing Agreement.
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
Specifically, we have received commitments of state and local incentive packages providing approximately $10.0 million in tax incentives relating to our design and buildout of a GWh-scale facility in Brighton, Colorado. Specifically, the Colorado Economic Development Commission approved up to an approximately $5.5 million in Job Growth Incentive Tax Credits for us, over an eight-year period, which are contingent upon us meeting net new job creation and salary requirements. The City of Brighton also approved incentives with a total estimated value of $0.9 million, including a five-year property tax rebate of 100% and a 50% rebate on the city’s use tax collected on construction materials. In addition, the Adams County Regional Economic Partnership approved incentives in the form of tax abatement with performance-based contingencies. If we are not able to achieve the performance-based goals set for the incentives, we may not receive any funding or benefits from the state and local governments of Colorado.
Further, government incentives are subject to uncertainties and may be discontinued at any time. In October 2022, we were awarded a $50.0 million cost sharing grant from the United States Department of Energy. The cost sharing grant was dependent on the successful negotiation of a final contract. In June 2023, we and the U.S. Department of Energy mutually agreed to discontinue the negotiation of the cost sharing contract.
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
As of June 30, 2023, our executive officers and directors as a group beneficially own approximately 14.9% of the common stock outstanding. Additionally, certain of our executive officers and directors own interests in Amprius Holdings, which owns approximately 76.2% of our common stock outstanding as of June 30, 2023, and certain of our directors are members of Amprius Holdings’ board of directors. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.
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
We have incurred and expect to continue to incur substantial costs and expenses relating to the merger with Amprius Holdings.
On May 10, 2023, we announced the signing of a definitive agreement to effect a merger with Amprius Holdings. we and Amprius Holdings have incurred and expect to continue to incur substantial costs and expenses relating directly to the merger, including fees and expenses payable to financial advisors, other professional fees and expenses, insurance premium costs, fees and costs relating to regulatory filings and notices, SEC filing fees, printing and mailing costs and other transaction-related costs, fees and expenses. We will be responsible for costs incurred by Amprius Holdings in connection with the merger, which will be reflected in a commensurate reduction in the discounted exchange ratio. If the merger is not completed, we and Amprius Holdings will have incurred substantial expenses for which no ultimate benefit will have been received by either company.
We may not be able to complete the merger with Amprius Holdings, thereby not allowing us to realize the potential benefits associated with the transaction.
The merger with Amprius Holdings is conditioned upon, among other things, the effectiveness of a registration statement and obtaining the approval of a majority of shares held by the our stockholders that are not affiliated with either Amprius Holdings or held by any of our directors or officers, and there can be no assurance that these conditions or any other conditions will be satisfied in a timely manner or at all. Failure to satisfy any such condition may result in a material delay in, or the abandonment of, the merger. Any delay in completing the merger may materially adversely affect the timing and benefits that are expected to be achieved from the merger.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our securities in the public market could occur at any time. For example, we have certain registration right obligations with respect to 104,820,694 shares of our common stock constituting approximately 94.4% of our issued and outstanding common stock as of June 30, 2023 (assuming the exercise in full of all of the warrants registered thereunder), as well as the shares underlying the remainder of our public warrants.
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
Additionally, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans and the shares issuable upon exercise of the options outstanding under the Amprius Technologies, Inc. 2016 Equity Incentive Plan, which were an aggregate of 13,822,769 shares of common stock as of June 30, 2023. Subject to applicable securities laws, the satisfaction of any vesting restrictions and the expiration or waiver of the lock-up restrictions contained in our Bylaws, the shares issued thereunder will be available for immediate resale in the public market.
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

As of June 30, 2023, approximately 88.0% of our outstanding shares of common stock are subject to lock-up restrictions, which expire on or before September 13, 2023. Sales of our common stock following the expiration of these lock-up restrictions or pursuant to the exercise of registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. In addition, after the closing of our merger with Amprius Holdings: (i) a significant amount of additional shares of our common stock will be available for resale in the public market; and (ii) we will file one or more registration statements covering the issuance or resale of our shares of common stock issued to entities affiliated with certain members of our board of directors and the shares underlying the options that we will assume in such transaction. These sales could also cause the market price of our common stock to decline if such equity holders sell or are perceived by the market as intending to sell any such securities, and make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.

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
As of June 30, 2023, outstanding warrants to purchase an aggregate of 47,720,736 shares of common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of the private warrants and public warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share. To the extent the warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Shares of common stock issuable pursuant to the warrants are not subject to lock-up restrictions. As such, once the warrants are exercised, the holder of such shares issuable upon the exercise of the warrants will be able to resell the shares to the market, subject to other applicable laws. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. Further, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, such warrants may expire worthless.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger and Reorganization, dated May 9, 2023, by and among Amprius Technologies, Inc., Amprius, Inc., Combine Merger Sub, Inc. and Combine Merger Sub, LLC	Form 8-K	File No. 001-41314	2.1	May 10, 2023
2.2	Pubco Support Agreement, dated May 9, 2023, by and among Amprius Technologies, Inc. and each of the parties named therein	Form 8-K	File No. 001-41314	2.2	May 10, 2023
2.3†	Form of Holdco Support Agreement, dated May 9, 2023	Form 8-K	File No. 001-41314	2.3	May 10, 2023
3.1	Certificate of Incorporation of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	September 16, 2022
3.2	Amended and Restated Bylaws of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	March 23, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41314	4.1	September 16, 2022
10.1	Amendment No. 1 to Registration Rights Agreement, dated May 9, 2023, by and among Amprius Technologies, Inc., Amprius, Inc. and the Original Holder	Form 8-K	File No. 001-41314	10.1	May 10, 2023
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

SIGNATURES

Amprius Technologies, Inc.:

August 11, 2023	By:	/s/ Dr. Kang Sun
(Date)		Dr. Kang Sun
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2023	By:	/s/ Sandra Wallach
(Date)		Sandra Wallach
Chief Financial Officer
(Principal Financial and Accounting Officer)