Form 10-Q
period 2023-09-30
Amprius Technologies, Inc.
filed 2023-11-13
CIK 1899287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 3, 2023, the registrant had 88,396,136 shares of common stock, par value $0.0001, outstanding.

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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•the effect of macroeconomic factors, such as abrupt political change, terrorist activity, armed conflict, the COVID-19 pandemic and the U.S. trade environment, on our business; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q, including risk factors discussed in Part II, Item 1A under the Heading, "Risk Factors".

Part I - Financial Information
Item 1. Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except share and par value data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$53,396	$69,696
Accounts receivable	1,887	686
Inventories	487	500
Deferred costs	2,886	1,897
Prepaid expenses and other current assets	2,738	2,394
Total current assets	61,394	75,173
Non-current assets:
Property, plant and equipment, net	16,673	4,236
Operating lease right-of-use assets, net	7,591	2,751
Deferred costs	—	367
Other assets	957	644
Total assets	$86,615	$83,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,578	$1,028
Accrued and other current liabilities	5,649	2,708
Deferred revenue	3,569	2,660
Operating lease liabilities	1,079	521
Total current liabilities	13,875	6,917
Non-current liabilities:
Deferred revenue	117	720
Operating lease liabilities	6,867	2,501
Total liabilities	20,859	10,138
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding.	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 87,642,244 and 84,610,114 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	9	8
Additional paid-in capital	185,676	165,912
Accumulated deficit	(119,929)	(92,887)
Total stockholders’ equity	65,756	73,033
Total liabilities and stockholders’ equity	$86,615	$83,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenue	$2,798	$816	$5,109	$3,617
Cost of revenue	7,046	2,326	15,906	7,592
Gross loss	(4,248)	(1,510)	(10,797)	(3,975)
Operating expenses:
Research and development	815	490	2,387	1,339
Selling, general and administrative	4,068	2,323	15,781	6,080
Total operating expenses	4,883	2,813	18,168	7,419
Loss from operations	(9,131)	(4,323)	(28,965)	(11,394)
Other income, net	639	79	1,923	118
Net loss	$(8,492)	$(4,244)	$(27,042)	$(11,276)
Weighted-average common shares outstanding:
Basic and diluted	86,354,067	69,013,168	85,411,590	66,858,720
Net loss per share of common stock:
Basic and diluted	$(0.10)	$(0.06)	$(0.32)	$(0.17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2022	84,610,114	$8	$165,912	$(92,887)	$73,033
Issuance of common stock in connection with a stock purchase agreement, net of issuance cost	331,351	—	2,376	—	2,376
Issuance of common stock upon exercise of stock options	30,000	—	2	—	2
Stock-based compensation	—	—	726	—	726
Net loss	—	—	—	(9,102)	(9,102)
Balance as of March 31, 2023	84,971,465	8	169,016	(101,989)	67,035
Issuance of common stock in connection with a stock purchase agreement, net of issuance cost	875,772	1	8,176	—	8,177
Issuance of common stock upon exercise of stock options	146,223	—	1	—	1
Exercise of stock warrants	100	—	1	—	1
Stock-based compensation	—	—	924	—	924
Net loss	—	—	—	(9,448)	(9,448)
Balance as of June 30, 2023	85,993,560	9	178,118	(111,437)	66,690
Issuance of common stock in connection with a stock purchase agreement, net of issuance cost	1,269,441	—	6,331	—	6,331
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	379,243	—	112	—	112
Stock-based compensation	—	—	1,115	—	1,115
Net loss	—	—	—	(8,492)	(8,492)
Balance as of September 30, 2023	87,642,244	$9	$185,676	$(119,929)	$65,756

The accompanying notes are an integral part of these condensed consolidated financial statement

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(Unaudited)

	Nine months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2021	45,176,145	$1	$89,258	$(75,401)	$13,858
Retroactive conversion of common stock due to Business Combination	20,595,856	6	(6)	—	—
Balance as of December 31, 2021, as adjusted	65,772,001	7	89,252	(75,401)	13,858
Cumulative effect adjustment from the adoption of ASC 842	—	—	—	(154)	(154)
Exercise of stock options	4,549	—	8	—	8
Capital contributions from Amprius Holdings	—	—	247	—	247
Stock-based compensation	—	—	456	—	456
Net loss	—	—	—	(2,878)	(2,878)
Balance as of March 31, 2022	65,776,550	7	89,963	(78,433)	11,537
Capital contributions from Amprius Holdings	—	—	258	—	258
Stock-based compensation	—	—	890	—	890
Net loss	—	—	—	(4,154)	(4,154)
Balance as of June 30, 2022	65,776,550	7	91,111	(82,587)	8,531
Issuance of common stock in connection with business combination and PIPE investment, net of issuance costs	18,392,366	1	70,937	—	70,938
Issuance of common stock in connection with a stock purchase agreement	84,793	—	—	—	—
Stock-based compensation	—	—	777	—	777
Net loss	—	—	—	(4,244)	(4,244)
Balance as of September 30, 2022	84,253,709	$8	$162,825	$(86,831)	$76,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(27,042)	$(11,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,765	2,123
Depreciation and amortization	1,318	1,140
Amortization of deferred costs	1,070	1,585
Non-cash operating lease expense	811	417
Changes in operating assets and liabilities:
Accounts receivable	(1,201)	(520)
Inventories	13	(3)
Deferred costs	(1,692)	(1,512)
Prepaid expenses and other current assets	101	(2,206)
Other assets	(9)	—
Accounts payable	1,226	2,275
Accrued and other current liabilities	2,308	425
Deferred revenue	306	(282)
Operating lease liabilities	(727)	(350)
Net cash used in operating activities	(20,753)	(8,184)
Cash flows from investing activities:
Purchase of property, plant and equipment	(11,799)	(747)
Net cash used in investing activities	(11,799)	(747)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with a stock purchase agreement	16,542	—
Payments of financing costs	(406)	(25)
Proceeds from exercise of stock options	115	8
Proceeds from exercise of stock warrants	1	—
Proceeds from issuance of common stock in connection with Business Combination and PIPE investment	—	77,884
Payment of transaction and issuance costs in connection with Business Combination and PIPE investment	—	(6,794)
Capital contributions from Amprius Holdings	—	505
Net cash provided by financing activities	16,252	71,578
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,300)	62,647
Cash, cash equivalents and restricted cash, beginning of period	69,752	11,489
Cash, cash equivalents and restricted cash, end of period	$53,452	$74,136
Reconciliation of cash, cash equivalents and restricted cash shown on the condensed consolidated balance sheets:
Cash and cash equivalents	$53,396	$73,803
Restricted cash included in other assets	56	333
Total cash, cash equivalents and restricted cash	$53,452	$74,136

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
Merger with Amprius, Inc. (“Amprius Holdings”)
On May 9, 2023, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with, among others, Amprius Holdings, which owned 74.8% of our outstanding common stock as of September 30, 2023, pursuant to which, among other things, it was contemplated that Amprius Holdings would become our wholly owned subsidiary and then be merged into another wholly owned subsidiary, with such other subsidiary surviving. On October 21, 2023, the Merger Agreement was terminated, effective immediately, upon mutual agreement by the parties. As a result, the Merger Agreement is of no further force and effect, and the other agreements entered into in conjunction with the Merger Agreement were either terminated in accordance with their terms or are of no further force and effect.
Liquidity and Capital Resources
Since our inception, we have incurred recurring losses and negative cash flows from operations. During the three and nine months ended September 30, 2023, we incurred a net loss of $8.5 million and $27.0 million, respectively, and at September 30, 2023, our accumulated deficit was $119.9 million. We expect to incur additional losses in the future as we scale our business and increase our operating expenditures, such as increasing our research and development spend and headcount. Additionally, we expect to increase our capital expenditures as we plan to build a GWh-scale manufacturing facility in the future. We may need to raise funds in order to meet our future operating and capital expenditure requirements. We may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If sufficient funding is not raised, we may need to reduce our spending activities, which may negatively affect our ability to achieve our operating goals. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution.
We had cash and cash equivalents of $53.4 million as of September 30, 2023. We believe that our cash and cash equivalents will be sufficient to fund our operating and capital expenditure requirements over twelve months from the date these condensed consolidated financial statements are issued.

On September 27, 2022, we entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with B. Riley Principal Capital II, LLC (“BRPC II”), pursuant to which BRPC II committed to purchase up to $200.0 million of our common stock until January 1, 2025, subject to certain contractual terms (the “Committed Equity Financing”). As of September 30, 2023, the cumulative proceeds from the sale of shares under the Committed Equity Financing was $17.0 million relating to the sale of an aggregate of 2,476,564 shares of our common stock. On October 2, 2023, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (an affiliate of BRPC II), Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (the “Sales Agents”), pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million. In connection with our execution of the Sales Agreement, and subsequent to the end of our fiscal third quarter, we mutually agreed with BRPC II to terminate the Purchase Agreement, which termination became effective on October 10, 2023.
On June 2, 2023, we and the U.S. Department of Energy’s Office of Manufacturing and Energy Supply Chains mutually agreed to end the negotiation for a $50.0 million cost-sharing grant demonstration project under the Bipartisan Infrastructure Law.
Other Risk and Uncertainties
We face risks related to abrupt political change, terrorist activity, and armed conflict such as the military conflicts between Russia and Ukraine and in the Middle East, which has led to significant volatility in the global economy, resulting in inflation, volatility in the credit and capital markets, and interruption in the supply chain. Although these conflicts did not have an adverse impact on us to-date, the future outcome of such conflicts is highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.
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

•Certain general and administrative expenses of Amprius Holdings, such as the payroll-related expenses for two executive employees, legal, tax, insurance and accounting fees, were shared between us, Amprius Holdings and its other subsidiaries. Since those two executive employees provided us and Amprius Holdings’ other subsidiaries with governance and management oversight, those shared expenses were allocated between us and Amprius Holdings’ other subsidiaries. The level of effort spent by Amprius Holdings’ executives was not correlated with the level of our business activity, revenue or other financial operating metrics and of Amprius Holdings’ other subsidiaries. As a result, those shared expenses were allocated equally between us and Amprius Holdings’ other subsidiaries.
•Prior to the distribution of Amprius Holdings’ other subsidiaries in early 2022, the shared expenses of Amprius Holdings were allocated equally between us and Amprius Holdings’ other subsidiaries. After February 2022, those expenses were fully allocated to us.
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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of December 31, 2022, which has been derived from our audited consolidated financial statements as filed in our Annual Report on Form 10-K with the Securities and Exchange Commission (“SEC”) on March 30, 2023, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements. In management’s opinion, all adjustments made were normal or recurring in nature and necessary for the fair statement of our financial position as of September 30, 2023 and our results of operations and cash flows during the three and nine months ended September 30, 2023 and 2022. The financial data and other financial information disclosed in the notes to these condensed consolidated financial statements are also unaudited. The results of operations during the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading.
Reclassification
Certain accounts in the prior period condensed consolidated statements of operations were reclassified to conform with the current period presentation. The reclassification had no impact on our consolidated balance sheet, net loss and cash flows in those periods.
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
Fair Value Measurements
We had a money market fund amounting to $36.4 million and $69.4 million as of September 30, 2023 and December 31, 2022, respectively, which was measured at Level 1 fair value based on the active market price of such instrument.
We did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of September 30, 2023 and December 31, 2022.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2023 and 2022.
Restricted Cash
Restricted cash pertains to cash collateral required by our lessor to satisfy a letter of credit requirement under a lease agreement. Restricted cash, which is included in other assets in the accompanying condensed consolidated balance sheets, was $56 thousand as of September 30, 2023 and December 31, 2022.
Concentration of Credit Risk
Accounts receivable mainly consist of amounts due from U.S. government agencies or sponsored entities and large public entities which limits our credit risk. Through September 30, 2023, we have not experienced any credit losses.
During the three months ended September 30, 2023, four customers represented 40%, 22%, 15% and 12% of our revenue from customers. During the three months ended September 30, 2022, two customers represented 42% and 40% of our revenue from customers. During the nine months ended September 30, 2023, four customers represented 32%, 14%, 13% and 12% of our revenue from customers. During the nine months ended September 30, 2022, four customers represented 27%, 23%, 20% and 13% of our revenue from customers.
As of September 30, 2023 and December 31, 2022, three customers represented 83% and 88%, respectively, of our total accounts receivable.
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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue from customers:
Sale of battery products	$2,194	$488	$3,956	$1,781
Customized design services	604	328	891	1,836
Total revenue from customers	2,798	816	4,847	3,617
Other revenue – government grant	—	—	262	—
Total revenue	$2,798	$816	$5,109	$3,617
Revenue from the sale of battery products includes bill-and-hold arrangements, which were $0.3 million and $0.7 million during the three and nine months ended September 30, 2023, respectively, and $0.3 million and $0.7 million during the three and nine months ended September 30, 2022, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in accounts receivable, contract assets recorded as unbilled receivables, and contract liabilities recorded as deferred revenue.
Accounts receivable represents our right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. Accounts receivable was $1.9 million, $0.7 million and $0.3 million as of September 30, 2023, December 31, 2022 and January 1, 2022, respectively.
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. As of September 30, 2023 and December 31, 2022, we had no contract assets.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of revenue recognition. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. Deferred revenue was $3.7 million, $3.4 million and $2.9 million as of September 30, 2023,

December 31, 2022 and January 1, 2022, respectively. Deferred revenue as of September 30, 2023 and December 31, 2022 increased compared to the deferred revenue as of December 31, 2022 and January 1, 2022, respectively, primarily due to progress payments for certain customer contracts that have not been recognized as revenue as of the end of those periods. During the three and nine months ended September 30, 2023, revenue recognized from the prior year deferred revenue balance was $0.4 million and $0.9 million, respectively. During the three and nine months ended September 30, 2022, revenue recognized from the prior year deferred revenue balance was $0.2 million and $1.7 million, respectively.
Remaining Performance Obligations
We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of September 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, including deferred revenue, was approximately $11.3 million. Given the applicable contract terms, approximately $8.3 million is expected to be recognized as revenue within one year and approximately $3.0 million is expected to be recognized between two to five years. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
Note 4. Inventories
Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$89	$180
Work in process	142	218
Finished goods	256	102
Inventories	$487	$500
Note 5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Production equipment	$6,093	$4,488
Lab equipment	2,499	2,304
Leasehold improvements	4,086	3,525
Furniture, fixtures and other equipment	370	206
Construction in progress	12,187	957
Property, plant and equipment, at cost	25,235	11,480
Less: accumulated depreciation and amortization	(8,562)	(7,244)
Property, plant and equipment, net	$16,673	$4,236
Depreciation and amortization expense was $0.4 million and $1.3 million during the three and nine months ended September 30, 2023, respectively. Depreciation and amortization expense was $0.4 million and $1.1 million during the three and nine months ended September 30, 2022, respectively.

Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued professional fees	$2,344	$481
Accrued compensation and benefits	2,122	1,840
Accrued purchases of property and equipment	576	—
Accrued financing costs	251	194
Other	356	193
Accrued and other current liabilities	$5,649	$2,708
Note 7. Stockholders’ Equity
Common and Preferred Stock
As of September 30, 2023, we had a total of 1,000,000,000 shares of stock authorized to be issued, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. We have not declared any dividends through September 30, 2023.
Equity Incentive Plans
We adopted the 2022 Equity Incentive Plan (“2022 Plan”) effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, or performance awards and may be granted to directors, employees or consultants.
As of September 30, 2023, the total number of shares reserved for issuance under the 2022 Plan was 13,654,841, which includes the increase in shares reserved pursuant to the evergreen provisions contained in the 2022 Plan and the assumed awards that were cancelled, expired or otherwise terminated without having been exercised in full, were tendered to or withheld for payment of an exercise price or for tax withholding obligations, or were forfeited to or repurchased due to failure to vest. The number of shares available for issuance under the 2022 Plan may be increased annually at the beginning of the fiscal year, subject to certain limitations.
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

As of September 30, 2023, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $6.3 million, which we expect to recognize over a weighted-average period of 2.4 years.
Restricted Stock Units (“RSU”)
The fair value of RSUs is determined based upon the market closing price of our common stock on the date of grant. RSUs generally vest over a period of approximately four years from the date of grant, subject to the continued employment or services of the grantee.

As of September 30, 2023, the total unrecognized stock-based compensation expense related to the unvested RSUs was approximately $3.9 million, which we expect to recognize over a weighted-average period of 3.0 years.
Amprius Holdings 2008 Stock Plan
The stock-based compensation costs associated with grants to certain individuals who provided services to our company under the Amprius Holdings 2008 Stock Plan were included in the accompanying condensed consolidated statements of operations, with a corresponding increase in additional paid-in capital. The remaining unrecognized compensation cost as of September 30, 2023 was not material.

Employee Stock Purchase Plan (“ESPP”)

We adopted the 2022 Employee Stock Purchase Plan (“ESPP”) effective September 14, 2022. As of September 30, 2023, the total number of shares reserved for issuance was 1,836,101, which may be increased annually at the beginning of the fiscal year, subject to certain limitations. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees an opportunity to purchase our common stock at a discount through payroll deductions. We have not established an offering under the ESPP as of September 30, 2023.

Executive Incentive Compensation Plan

On September 14, 2022, our board of directors approved our Executive Incentive Compensation Plan, which will allow us to grant incentive awards to certain executive employees, generally payable in cash, based upon achieving specified goals. We have the right to settle the award by granting an equity award, which may be subject to vesting conditions. All awards under the Executive Incentive Compensation Plan will be subject to reduction, cancellation, forfeiture, or recoupment in accordance with any clawback policy that we are required to adopt pursuant to applicable laws. As of September 30, 2023, there were no awards granted under the Executive Incentive Compensation Plan.

Common Stock Warrants
Outstanding stock warrants consisted of the following as of September 30, 2023:

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
Stock Purchase Agreement
On September 27, 2022, we entered into the Purchase Agreement with BRPC II, pursuant to which we, at our option, had the right to sell to BRPC II up to $200.0 million of our common stock until January 1, 2025, subject to certain contractual terms. On October 2, 2023, we and BRPC II mutually agreed to terminate the Purchase Agreement in conjunction with our execution of the Sales Agreement as further described below. The termination of the Purchase Agreement became effective on October 10, 2023 upon the effectiveness of our registration statement on Form S-3 filed with the SEC.
The purchase price under the Purchase Agreement was determined by reference to the volume weighted average price of our common stock, less a discount of 3%. During the nine months ended September 30, 2023, we sold a total of 2,476,564 shares of common stock to BRPC II under the Purchase Agreement resulting in our receipt of net proceeds totaling $17.0 million. The unamortized deferred stock issuance cost was $0.9 million as of September 30, 2023, which is included in other assets in the accompanying condensed consolidated balance sheets and will be charged proportionally against the proceeds from the additional issuance of shares to BRPC II and against income upon the termination of the Purchase Agreement on October 10, 2023.
At Market Issuance Sales Agreement
On October 2, 2023, we executed the Sales Agreement with the Sales Agents as described further in Note 1 above, pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million, as described in our prospectus supplement dated October 10, 2023 filed with the SEC.

Stock-Based Compensation
Stock-based compensation from stock options and RSUs under the Equity Incentive Plans and from stock options under the Amprius Holdings 2008 Stock Plan that we recorded were included in the following lines in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cost of revenue	$269	$125	$682	$357
Research and development	27	6	74	20
Selling, general and administrative	819	646	2,009	1,746
Total stock-based compensation expense	$1,115	$777	$2,765	$2,123
Note 8. Income Taxes
We have no income tax expense as a result of the continued generation of net operating losses (“NOLs”) offset by a full valuation allowance recorded on such NOLs, as we determined it is not more-likely-than-not that our NOLs will be utilized.
Note 9. Leases
We have a non-cancelable operating lease for our corporate headquarters and facilities in Fremont, California. On January 4, 2023, we entered into an amendment of such lease, which includes the lease of additional space in the same building and extending the lease term to end on June 30, 2027, with an option to extend for an additional five-year term. Our operating lease does not contain any material residual value guarantees. We had no leases that were classified as a financing lease as of September 30, 2023.
On April 15, 2023, we have also entered into an operating lease agreement to lease a space for our GWh-scale manufacturing facility in Brighton, Colorado. However, this lease has not commenced as of September 30, 2023 because our occupancy was contingent upon the approval of the re-zoning of the site. The zoning for this site does not allow for manufacturing our batteries. As such, the property owner is in the process of obtaining a re-zoning decision not subject to appeal for our planned development and use. This lease expires in May 2039, with an option to extend for two additional five-year terms. If the property owner is not able to obtain a re-zoning decision not subject to appeal to allow us to use the facility for its stated use by December 31, 2023, this lease agreement will automatically terminate and we expect to find an alternate site for our GWh-scale manufacturing facility.
As of September 30, 2023, the weighted-average remaining term of the operating lease, which excludes the Colorado lease, was 8.8 years and the weighted-average discount rate used to estimate the net present value of the operating lease liabilities was 7.9%.
During the nine months ended September 30, 2023, the total amount of right-of-use assets obtained in exchange for operating lease liabilities, which exclude the Colorado lease, was $5.2 million. The total amount paid for amounts included in the measurement of operating lease liabilities was $0.7 million and $0.4 million during the nine months ended September 30, 2023 and 2022, respectively.
The components of lease expense during the three and nine months ended September 30, 2023 and 2022 are shown in the table below (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease expense	$304	$152	$810	$430
Variable lease expense	79	27	210	107
Short-term lease expense	20	16	62	55
Total lease expense	$403	$195	$1,082	$592
Future operating lease payments as of September 30, 2023, which exclude future payments from the Colorado lease, were as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2023	$274
2024	1,126
2025	1,158
2026	1,193
2027	1,241
2028	1,278
Thereafter	4,729
Gross lease payments	10,999
Less - present value adjustments	(3,053)
Total operating lease liabilities	$7,946
The lease payments on our Colorado lease, which total approximately $62.9 million, are scheduled to commence in December 2024 pending approval of the re-zoning and the end of the rent abatement period.
Note 10. Commitments and Contingencies
From time to time, we may be involved in lawsuits, claims or legal proceedings that arise in the ordinary course of business. We accrue a contingent liability when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Management believes that there are no claims against us for which the outcome is expected to have a material effect on our financial position, results of operations or cash flows.

Note 11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(8,492)	$(4,244)	$(27,042)	$(11,276)
Denominator:
Weighted-average number of common shares outstanding	86,354,067	69,013,168	85,411,590	66,858,720
Basic and diluted net loss per common share	$(0.10)	$(0.06)	$(0.32)	$(0.17)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	September 30,
	2023	2022
Stock warrants	47,720,736	47,935,000
Stock options	13,432,871	14,216,131
RSUs	568,708	—
Total	61,722,315	62,151,131

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
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems, such as drones and high-altitude pseudo satellites. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by over 40 customers, including Airbus, AeroVironment, BAE Systems, the U.S. Army and Teledyne FLIR, and from inception, we have shipped over 10,000 batteries as of September 30, 2023, which have enabled mission critical applications. Our proprietary silicon anode structures, battery designs and manufacturing processes are defended by our portfolio of patents, trade secrets and know-how developed over 10 years of research and development.
We currently manufacture batteries on a kWh-scale manufacturing line at our headquarters in Fremont, California, where we believe demand for our batteries exceeds our manufacturing capacity. We are working to meet the expected demand in several rapidly growing addressable markets, including by expanding our production capacity in our Fremont facility and by designing and building a large-scale manufacturing facility, at our newly leased facility in Brighton, Colorado to manufacture at a GWh+ scale through an automated, high-volume manufacturing line for our silicon anode. As discussed below, the current zoning for the newly leased facility in Brighton, Colorado does not allow for manufacturing our batteries.
Business Combination
On September 14, 2022 (the “Closing Date”), we completed a business combination (the “Business Combination”) pursuant to the Business Combination Agreement, dated May 11, 2022 (the “Business Combination Agreement”), by and among the Company, Legacy Amprius, Kensington Capital Acquisition Corp. IV (“Kensington”), and Kensington Capital Merger Sub Corp. We accounted for the Business Combination as a reverse recapitalization, with Legacy Amprius deemed to be the acquirer and Kensington deemed to be the acquiree for financial statement reporting purposes. As a result, the assets, liabilities and results of operations of Legacy Amprius became the historical financial statements after the Business Combination. Our assets and liabilities continued to be stated at historical cost and there were no goodwill or other intangible assets recorded.
Merger with Amprius Holdings
On May 9, 2023, we entered into the Merger Agreement with Amprius, Inc. (“Amprius Holdings”), which owned 74.8% of our outstanding common stock as of September 30, 2023. On October 21, 2023, the Merger Agreement was terminated, effective immediately, upon mutual agreement by the parties. As a result, the Merger Agreement is of no further force and effect, and the other agreements entered into in conjunction with the Merger Agreement were either terminated in accordance with their terms or are of no further force and effect.

Committed Equity Financing
As further described in Notes 1 and 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“BRPC II”) on September 27, 2022, whereby we have the right, but not the obligation, to sell to BRPC II up to $200.0 million of newly issued shares of common stock, subject to certain conditions and limitations, from time to time until January 1, 2025 (the “Committed Equity Financing”). Under the Purchase Agreement, we had the right to direct BRPC II to purchase a specified maximum number of shares of common stock, not to exceed certain limitations.
As consideration for BRPC II’s commitment to purchase shares of common stock, we issued 84,793 shares of common stock to BRPC II upon execution of the Purchase Agreement. Shares of common stock issued under the Committed Equity Financing to BRPC II other than the Commitment Shares were purchased by BRPC II at current market prices less a 3.0% fixed discount.
During the nine months ended September 30, 2023, we sold an aggregate of 2,476,564 shares of our common stock for aggregate net proceeds of $17.0 million under the Purchase Agreement.
On October 2, 2023, subsequent to the end of our fiscal third quarter, we mutually agreed with BRPC II to terminate the Purchase Agreement in conjunction with our execution of the At Market Issuance Sales Agreement (the “Sales Agreement”) as described further below. The termination of the Purchase Agreement became effective on October 10, 2023, upon the effectiveness of our registration statement on Form S-3 filed with the SEC in connection with our entrance into the Sales Agreement.
At Market Issuance Sales Agreement
As further described in Notes 1 and 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, subsequent to the end of our fiscal third quarter, we entered into the Sales Agreement on October 2, 2023 with B. Riley Securities, Inc. (an affiliate of BRPC II), Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (the “Sales Agents”), pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million, as described in the prospectus supplement dated October 10, 2023 filed with the Securities and Exchange Commission (the “At Market Financing”).
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
On April 15, 2023, we entered into a lease agreement for premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado. In order to meet increased demand for our products, we plan to build and design our GWh-scale manufacturing facility on these premises. The zoning for this site does not allow for manufacturing our batteries. If the property owner is not able to obtain a re-zoning decision not subject to appeal to allow us to use the facility for its stated use by December 31, 2023, this lease agreement will automatically terminate and we expect to find an alternate site for our GWh-scale manufacturing facility.
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
Achieving capacity at commercial scale of high energy density lithium-ion batteries will require us to make significant and increasing capital expenditures to scale our manufacturing capacity and improve our supply chain processes. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve 500 MWh per year of manufacturing capacity, which estimate does not include costs related to the construction and build-out of the new manufacturing facility. Because our silicon anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes. Our ability in the future to generate revenue sufficient to achieve profitability will depend largely on our ability to scale production to meet the expected market demand for our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.
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
Global Risks
Abrupt political change, terrorist activity, and armed conflict has had an adverse impact on the global economy and financial markets. Although our business has not been directly impacted by such events, as we have no assets or operations, and we have not purchased materials from Russia, Belarus, Ukraine or the Middle East, it is impossible to predict the extent to which our operations, or those of our customers, suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions and inflationary pressures, and the impact of such changes on our business and our results of operations are impossible to predict, but could be material.
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
We have historically generated revenue from providing both design services for the development of customized silicon-anode lithium-ion battery technology and selling batteries to our customers. Our contracts typically contain a single performance obligation. Revenue is recognized at the point in time either when a final milestone is met, generally when a final working prototype is delivered that meets required specifications, or when the customer obtains control of the product, which is generally upon shipment. We also generate revenue from U.S. federal government expense reimbursement grants that is recognized in the period in which the qualifying costs have been incurred.
Cost of Revenue
Cost of revenue, which includes the cost of finished goods sold and the cost of customization development services, are comprised primarily of the costs of silicon anode batteries purchased under a toll manufacturing partnership with Berzelius (Nanjing) Co. Ltd., which prior to February 2022 was a subsidiary of Amprius Holdings (“Berzelius”), costs of raw materials, labor costs, and the allocation of overhead costs incurred in producing batteries or performing the customization development work. Labor costs consist of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense. Overhead and other costs consist primarily of outside services, utilities, rent, depreciation expense and other facilities-related costs. Costs related to batteries and design services are recognized in the same period as the associated revenue is recognized. In addition, we include under cost of revenue certain non-capitalizable expenses incurred during the preliminary stage of our plan to construct a GWh-scale manufacturing facility in Brighton, Colorado, such as re-zoning costs and engineering studies. We expect that our cost of revenue will increase as we ramp up manufacturing in our existing facility and by building a GWh-scale manufacturing facility.
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
Selling, General and Administrative Expense
Selling, general and administrative expense consists mainly of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense of our executive and administrative employees, as well as fees for professional and advisory services such as legal, accounting and audit. Selling, general and administrative expense also includes corporate insurance expense, including directors and officers insurance costs, and allocation of overhead costs, which include utilities, rent, depreciation expense and other facilities-related costs. We expect that our selling, general and administrative expenses will increase due to the additional costs for compliance-related requirements resulting from being a public company and investment in additional general and administrative personnel to support the growth of our business.

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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table summarizes our results of operations during the three and nine months ended September 30, 2023 and 2022 (in thousands, except percentage data):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue	$2,798	$816	$1,982	243%	$5,109	$3,617	$1,492	41%
Cost of revenue	7,046	2,326	4,720	203%	15,906	7,592	8,314	110%
Gross loss	(4,248)	(1,510)	(2,738)	181%	(10,797)	(3,975)	(6,822)	172%
Gross margin	(152)%	(185)%			(211)%	(110)%
Operating expenses:
Research and development	815	490	325	66%	2,387	1,339	1,048	78%
Selling, general and administrative	4,068	2,323	1,745	75%	15,781	6,080	9,701	160%
Total operating expenses	4,883	2,813	2,070	74%	18,168	7,419	10,749	145%
Loss from operations	(9,131)	(4,323)	(4,808)	111%	(28,965)	(11,394)	(17,571)	154%
Other income, net	639	79	560	709%	1,923	118	1,805	1530%
Net Loss	$(8,492)	$(4,244)	$(4,248)	100%	$(27,042)	$(11,276)	$(15,766)	140%
Cost and operating expenses reported above include stock-based compensation as follows (in thousands, except percentage data):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Cost of revenue	$269	$125	$144	115%	$682	$357	$325	91%
Research and development expense	27	6	21	350%	74	20	54	270%
Selling, general and administrative expense	819	646	173	27%	2,009	1,746	263	15%
Total stock-based compensation	$1,115	$777	$338	44%	$2,765	$2,123	$642	30%
Revenue
Revenue increased by $2.0 million, or 243%, to $2.8 million during the three months ended September 30, 2023 from $0.8 million during the same period last year due primarily to the $1.7 million increase in product revenue and a $0.3 million increase in non-recurring customized design service revenue. The increase in product revenue during the three months ended September 30, 2023 included $1.5 million of silicon anode batteries produced under a toll manufacturing partnership with Berzelius as part of an ongoing market exploration.
Revenue increased by $1.5 million, or 41%, to $5.1 million during the nine months ended September 30, 2023 from $3.6 million during the same period last year due primarily to a $2.2 million increase in product revenue and a $0.3 million increase in government grant revenue, offset by a $1.0 million decrease in non-recurring customized design service revenue. The increase in product revenue during the nine months ended September 30, 2023 included $2.1 million of silicon anode batteries produced under a toll manufacturing partnership with Berzelius.
Cost of Revenue
Cost of revenue increased by $4.7 million, or 203%, to $7.0 million during the three months ended September 30, 2023 from $2.3 million during the same period last year primarily due to a $1.4 million increase in outside services and consulting fees, which include nonrecurring fees incurred in connection with our plan to construct a GWh manufacturing facility in Brighton, Colorado. The increase was also due to increases in personnel-related costs, cost of materials to produce our products, purchases under the toll manufacturing partnership with Berzelius, costs related to our non-recurring customized design services, and the allocation of overhead costs, primarily shared-facility costs, equipment and utility costs.
Cost of revenue increased by $8.3 million, or 110%, to $15.9 million during the nine months ended September 30, 2023 compared to the same period last year primarily due to a $3.7 million increase in outside services and consulting fees, which include nonrecurring fees incurred in connection with our plan to construct a GWh-scale manufacturing facility in Brighton, Colorado. The increase was also due to increases in personnel-related costs, cost of materials to produce our products, purchases under the toll manufacturing partnership with Berzelius, and the increase in allocation of overhead costs, primarily shared-facility costs, equipment and utility costs, partially offset by a decrease in costs related to our non-recurring customized design services.
Research and Development Expense
Research and development expense increased by $0.3 million, or 66%, and $1.0 million, or 78%, to $0.8 million and $2.4 million during the three and nine months ended September 30, 2023, respectively, compared to the same periods last year. The increase was primarily due to the increase in development costs, mainly personnel-related and third-party service costs, associated with ongoing research projects.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $1.7 million, or 75%, to $4.1 million during the three months ended September 30, 2023 compared to the same period last year primarily due to our transition to operating as a public company. Drivers of this increase include a $0.7 million increase in personnel-related and compensation costs, including stock-based compensation expense, due to the hiring of additional administrative personnel, a $0.4 million increase in professional and consulting fees as we obtained additional outside service assistance related to management initiatives after we became a public company, a $0.4 million increase in corporate insurance costs, including director and officer insurance costs, and a $0.2 million increase in other general and administrative spend.
Selling, general and administrative expense increased by $9.7 million, or 160%, to $15.8 million during the nine months ended September 30, 2023 compared to the same period last year primarily due to the same drivers described above, which include a $5.4 million increase in professional and consulting fees, a $2.3 million increase in personnel-related and compensation costs, including stock-based compensation expense, a $1.5 million increase in corporate insurance costs, including director and officer insurance costs, and a $0.5 million increase in other general and administrative spend.
Other Income, Net
Other income, net increased by $0.6 million and $1.8 million during the three and nine months ended September 30, 2023, respectively, primarily due to the increase in interest income attributed to a higher amount of funds held during the three and nine months ended September 30, 2023 compared to the same periods last year.
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

Prior to the Business Combination, we financed our operations primarily through capital contributions from Amprius Holdings and revenue generated from operations. Since the Business Combination, we have financed our operations primarily though revenue generated from operations, the proceeds from the Business Combination and sales under our Purchase Agreement with BRPC II. We expect to rely on our cash and cash equivalents, which was $53.4 million as of September 30, 2023, and cash flows from operations to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Quarterly Report on Form 10-Q are issued.
In addition, we may receive up to $550.8 million from the exercise in full of all outstanding warrants. The exercise price of our public warrants and private warrants is $11.50 per share, and the exercise price of the warrants issued as part of units in a private placement connection with the Business Combination (the “PIPE warrants”) is $12.50 per share. As of September 30, 2023, we had an aggregate of 45,668,236 public warrants and private warrants and 2,052,500 PIPE warrants outstanding. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. If the market price for our common stock is less than $11.50 per share, in the case of the public warrants or private warrants, or $12.50 per share, in the case of the PIPE warrants, we believe warrant holders will be unlikely to exercise their warrants.
We may also receive additional funds of up to $100.0 million from sales of our shares of our common stock in the At Market Financing under the Sales Agreement, which became available for use on October 10, 2023. Actual sales, if any, of shares of common stock in the At Market Financing will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may be able to raise funds in the At Market Financing.
Concurrent with the execution of the Sales Agreement, we mutually agreed with BRPC II to terminate the Purchase Agreement. From January 1, 2023 through the termination of the Purchase Agreement on October 10, 2023, we received aggregate proceeds of $19.1 million from sales under the Purchase Agreement.
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
We expect our capital expenditures and working capital requirements to increase materially in the near future. At our headquarters in Fremont, California, we currently operate a kWh-scale manufacturing line that we are expanding in order to achieve production on a MWh-scale. To meet the demand for our batteries, we are in the process of designing and then building a new GWh-scale manufacturing facility. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve 500 MWh per year of manufacturing capacity, which estimate does not include costs related to the construction and the build-out of the new manufacturing facility. The initial phase of 500 MWh is expected to be operational in 2025, and we expect to build out additional manufacturing in phases thereafter.
We have incurred recurring net losses including $8.5 million and $27.0 million during the three and nine months ended September 30, 2023, respectively. We expect to incur increased expenses and additional losses in future periods, including those associated with the design and build out of our GWh-scale manufacturing facility, continued research and development efforts and increased employee headcount.
As of September 30, 2023, our contractual obligations consisted primarily of our noncancellable operating lease agreement for our corporate headquarters and facilities in Fremont, California. The total future lease payments under this operating lease were approximately $11.0 million as of September 30, 2023, of which a total of $1.1 million is payable over the next twelve months. On April 15, 2023, we entered into a lease agreement to lease a space for our GWh-scale manufacturing facility in Brighton, Colorado. We have not commenced our lease in Brighton, Colorado as of September 30, 2023. Unless terminated prior to the lease commencement, the future lease payments, which will begin in December 2024 after the rent abatement period, total approximately $62.9 million. The zoning for this site does not allow for manufacturing our batteries. As such, the property owner is in the process of obtaining a re-zoning decision not subject to appeal for our planned development and use. If the property owner is not able to obtain a re-zoning decision not subject to appeal to allow us to use the facility for its stated use by December 31, 2023, this lease agreement will automatically be terminated and we expect to find an alternate site for our GWh-scale manufacturing facility. For additional discussion about our leases, refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine months ended September 30,		Change
	2023	2022	$
Net cash used in operating activities	$(20,753)	$(8,184)	$(12,569)
Net cash used in investing activities	$(11,799)	$(747)	$(11,052)
Net cash provided by financing activities	$16,252	$71,578	$(55,326)
Net Cash Used in Operating Activities
Our primary source of cash provided by operations is revenue from customized design services and the sale of batteries. Our uses of cash in our operating activities primarily include payments for personnel-related costs, procurement of materials used to produce batteries and to conduct research, professional fees and other general corporate expenses.
Net cash used in operating activities increased to $20.8 million during the nine months ended September 30, 2023 from $8.2 million during the same period last year primarily due to increases in personnel-related costs as we hired additional employees, professional and consulting fees as we utilized additional outside services after we became a public company, and corporate insurance costs, including directors' and officers' insurance costs. We also incurred non-capitalizable preliminary costs related to our GWh-scale manufacturing facility in Brighton, Colorado.
Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities increased to $11.8 million during the nine months ended September 30, 2023 from $0.7 million during the same period last year primarily due to purchases of production equipment and improvements made to our manufacturing facility as we continue to expand our business operations.
Net Cash Provided by Financing Activities
Our primary source of cash provided by financing activities consists primarily of proceeds from issuance of common stock. In addition, our source of cash provided by financing activities in the prior year included capital contributions from Amprius Holdings. Our cash usage for financing activities consists primarily of payments related to the issuance of common stock.
Net cash provided by financing activities decreased to $16.3 million during the nine months ended September 30, 2023 from $71.6 million during the same period last year. Net cash provided by financing activities during the nine months ended September 30, 2023 consisted primarily of the net proceeds from the issuance of common stock in connection with the Purchase Agreement. The decrease was due primarily to the prior year period non-recurring net proceeds from the Business Combination and PIPE investment completed in the three months ended September 30, 2022.

Related Party Transactions
We had a service agreement with Amprius Holdings, which was terminated upon the closing of the Business Combination. Prior to its termination, the service agreement required Amprius Holdings to provide us certain services such as administration, management service, information technology and engineering services to support our operations. During the three and nine months ended September 30, 2022, the administrative costs incurred by Amprius Holdings up to the termination of the service agreement were allocated to us and were treated as capital contributions.
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
Interest Rate Risk
We are exposed to interest-rate risk related to our interest-bearing bank deposits. Adverse changes in interest rates may affect our results of operations. Cash and cash equivalents as of September 30, 2023 was $53.4 million. Hypothetically, if our cash and cash equivalents remain the same and if the interest rate changes by 100 basis points, our interest income may change by approximately $0.5 million on a per annum basis.
We have no interest-bearing borrowings as of September 30, 2023.
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
Inflation Risk
High inflation may affect our operating results and cash flows. However, we do not believe that inflation had a material impact on our operating results and cash flows during the three and nine months ended September 30, 2023. If our costs become subjected to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of products we sell.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective because of the material weaknesses in internal controls over financial reporting identified during the years ended December 31, 2022 and 2021 that have not been remediated as of September 30, 2023. Based on additional procedures and post-closing review, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States.
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
Our management performed the following remediation efforts, which are in progress as of September 30, 2023:
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
Our management believes that the remediation efforts described above will enable us to address the material weaknesses that were identified in a timely manner, maintain a properly designed and effective system of internal controls over financial reporting, and provide appropriate segregation of duties. Our remediation efforts are in progress as of September 30, 2023. We will not be able to demonstrate that the material weaknesses have been fully remediated, or that our controls are operating effectively, until we complete our remediation efforts. We will continue to evaluate the effectiveness of our internal control over financial reporting and will continue to make changes that we believe will strengthen our internal control over financial reporting to ensure that our financial statements continue to be fairly stated in all material respects.
Changes in Internal Control Over Financial Reporting
Except for the activities taken related to the remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We will require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to the expansion of our manufacturing capacity, development of our high-volume manufacturing line, raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs. Our profitability will not only depend on our ability to successfully market our batteries, but also our ability to control our costs. Some of the processes in the manufacturing of our silicon anodes require chemical vapor deposition (“CVD”), for which equipment is more costly than those involved in standard anode production techniques. If we are unable to cost efficiently design, manufacture, market, sell and distribute our batteries, our margins, profitability and prospects would be materially and adversely affected. We have not yet commenced high-volume production of our batteries, and any cost advantage for the production of our batteries at scale, compared to conventional lithium-ion batteries, will require us to manufacture at rates of cell quality, throughput, and yield demonstrated for mature batteries and battery material that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.
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
We currently operate only at a kWh-scale manufacturing capacity. As part of our manufacturing expansion plans, we are in the process of designing a GWh-scale manufacturing facility for our batteries, concurrently with the development of our high-volume manufacturing line for our silicon anode. We may not be successful in establishing our GWh-scale manufacturing facility. On April 15, 2023, we entered into a lease agreement for premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado, and we are in the process of designing and building our GWh-scale manufacturing facility on these premises. The zoning for this site does not allow for manufacturing our batteries. If the property owner is unsuccessful in obtaining a re-zoning decision not subject to appeal to allow us to use the facility for its stated use by December 31, 2023, the lease will automatically terminate in accordance with its terms and we will recommence our search for an alternate location for our expansion efforts, which may delay our operational timeline.
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
Achieving capacity at commercial scale of high energy density lithium-ion batteries will require us to make significant and increasing capital expenditures to scale our production capacity and improve our supply chain processes. Further, because our silicon anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve 500 MWh per year of manufacturing capacity, which estimate does not include costs related to the construction and the build-out of the new manufacturing facility. The initial phase of 500 MWh is expected to be operational in 2025, and we expect to build out additional manufacturing in phases thereafter. The actual costs and time to complete our silicon anode process may materially exceed such estimates, if we are able to at all. Even if we are successful in the establishment of the new facility, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, supply chain constraints, natural disasters, including earthquakes, fire, floods and typhoons, power failures, telecommunications failures, break-ins, war, riots, terrorist attacks and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, or cause the loss or corruption of data or malfunctions of software or hardware, and have a material adverse effect on our business.
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
We are actively monitoring the impacts of armed conflicts between Russia and Ukraine and in the Middle East and are continuing to assess their potential to adversely affect our business. Our business has not been directly impacted by these ongoing armed conflicts, as we have no assets or operations, and we have not purchased materials from Russia, Belarus, Ukraine or the Middle East. To date, we have not experienced any material disruption in our business. Accordingly, we have not yet taken measures to mitigate potential adverse effects of such armed conflicts. However, the length and outcome of such conflicts is highly unpredictable. These conflicts may continue to cause significant market and other disruptions, including significant volatility in commodity prices, supply of components and supply chain interruptions, which could adversely and adversely affect our business, financial condition, prospects and results of operations.
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
For our customers who individually represent 10% or more of our revenue, four customers together accounted for 71% and 83% of our revenue during the nine months ended September 30, 2023 and 2022, respectively. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future cash receipts or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our battery products, and there can be no assurance that our existing customers will continue to purchase from us.
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
We may need additional capital before we commence production at scale, and it may not be available on acceptable terms, if at all. For example, our capital budget assumes, among other things, that our development timeline progresses as planned and our corresponding expenditures are consistent with current expectations, both of which are subject to various risks and uncertainties, including those described herein, and, as needed, that we are able to utilize the At Market Financing.
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
As a result, we may need to access the debt and equity capital markets, including through the At Market Financing, to obtain additional financing in the future. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including:
•market conditions;
•the level of success with our current manufacturing capabilities;
•our operating performance;
•investor sentiment; and
•our ability to incur additional debt in compliance with any agreements governing our then-outstanding debt.
Further, abrupt political change, terrorist activity, and armed conflict has had an adverse impact on the global economy and financial markets. Although our business has not been directly impacted by such events, as we have no assets or operations, and we have not purchased materials from, Russia, Belarus, Ukraine or the Middle East, it is impossible to predict the extent to which our operations, or those of our customers, suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be material.
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
It is not possible to predict the actual number of shares we will sell under the Sales Agreement or the actual gross proceeds resulting from those sales.
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through the Sales Agents, shares of our common stock with an aggregate offering price of not more than $100.0 million. In connection with our execution of the Sales Agreement, we mutually agreed with BRPC II to terminate the Committed Equity Financing, which termination became effective on October 10, 2023.
Subject to certain limitations in the Sales Agreement and compliance with applicable law, we have the discretion to deliver a placement notice to any Sales Agents at any time throughout the term of the Sales Agreement. The number of shares that are sold to or through the Sales Agents after delivering a placement notice will fluctuate based on a number of factors, including the market price of our common stock during the sales period, the limits we set with the sales agents in any applicable placement notice, and the demand for our common stock during the sales period. Because the price per share of each share sold will fluctuate during the sales period, it is not currently possible to predict the number of shares that will be sold or the gross proceeds to be raised in connection with such sales.
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audit of our financial statements for the years ended December 31, 2022 and 2021, we identified two material weaknesses in our internal control over financial reporting that have not been remediated as of September 30, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Under a tax sharing agreement with Amprius Holdings (the “Tax Sharing Agreement”), Amprius Holdings generally would be required to indemnify us for the U.S. federal income tax liabilities of the U.S. federal consolidated group of which Amprius Holdings and Legacy Amprius were members (and any similar consolidated, combined or unitary tax group for state tax purposes) for taxable periods prior to (and including) the Closing Date (a “Consolidated Return Year”). The Tax Sharing Agreement also provides that Amprius Holdings will generally control any tax returns and any tax audits or other proceedings for the taxes addressed by the Tax Sharing Agreement. However, the Tax Sharing Agreement is not binding on the IRS or other state taxing authority, and does not prevent the IRS or other state taxing authority from asserting a tax claim against us or Legacy Amprius for any unpaid income tax liabilities of Legacy Amprius or Amprius Holdings for any Consolidated Return Year. If that were to occur, we would be required to seek indemnification against Amprius Holdings for payment of any amounts on such claims, and Amprius Holdings’ ability to satisfy such claims may depend on whether Amprius Holdings is able to sell sufficient shares of our common stock to satisfy the tax liability.
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
Further, we cannot assure that any limitations of liability provisions in our current or future contracts that may be applicable would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matter. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover claims related to a security breach or incident, or that the insurer will not deny coverage as to any future claim. The successful assertion of claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our reputation, financial condition and results of operations.
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
Changes in our battery products or changes in export and import regulations in such countries may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our battery products globally or, in some cases, prevent or delay the export or import of our battery products to certain countries, governments or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing export, import or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations, could result in decreased use of our battery products by, or in our decreased ability to export or sell our battery products to, existing or potential end-customers with international operations. Any decreased use of our battery products or limitation on our ability to export to or sell our battery products in international markets could adversely affect our business, financial condition and results of operations.
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
Our certificate of incorporation (the “Certificate of Incorporation”), amended and restated bylaws (the “Bylaws”) and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. These provisions include:
•authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•limiting the liability of, and providing indemnification to, our directors and officers;
•prohibiting cumulative voting in the election of directors;
•providing that vacancies on our board of directors may be filled only by majority of directors then in office of the board of directors, even though less than a quorum;
•prohibiting the ability of our stockholders to call special meetings;
•establishing an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to the board of directors;
•dividing directorships of our board of directors into three classes, each to be elected for a term of three years, so that only one class of directorships is up for election at each annual meeting of the stockholders; and
•specifying that special meetings of our stockholders can be called only by a majority of the board of directors, the chair of the board of directors, or our Chief Executive Officer.
These provisions may frustrate or prevent any attempts by stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, it is governed by the provisions of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
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
As of September 30, 2023, our executive officers and directors as a group beneficially own approximately 13.6% of the common stock outstanding. Additionally, certain of our executive officers and directors own interests in Amprius Holdings, which owns approximately 74.8% of our common stock outstanding as of September 30, 2023, and certain of our directors are members of Amprius Holdings’ board of directors. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.
We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
As a public company, we face increased legal, accounting, insurance, administrative and other costs and expenses that Legacy Amprius did not face as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is likely that we will expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
Compliance with public company requirements has increased costs and made certain activities more time-consuming. A number of these requirements require us to carry out activities Legacy Amprius had not done previously. For example, our board of directors has committees that did not exist on the Legacy Amprius board of directors, and we have adopted new internal controls and disclosure controls and procedures. In addition, we are incurring expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. As a public company, it is also more expensive to obtain director and officer liability insurance. The additional reporting and other obligations imposed by these rules and regulations have and will continue to increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to spend money that could otherwise be used on our research and development programs and to achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
Sales of a substantial number of shares of our securities in the public market could occur at any time. For example, we have certain registration right obligations with respect to 102,939,482 shares of our common stock constituting approximately 91.4% of our issued and outstanding common stock as of September 30, 2023 (assuming the exercise in full of all of the warrants registered thereunder), as well as the shares underlying the remainder of our public warrants.
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
Additionally, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans and the shares issuable upon exercise of the options outstanding under the Amprius Technologies, Inc. 2016 Equity Incentive Plan, which were an aggregate of 13,432,871 shares of common stock as of September 30, 2023. Subject to applicable securities laws and the satisfaction of any vesting restriction, the shares issued thereunder will be available for immediate resale in the public market.
Further, we have filed a prospectus supplement relating to our offering and sale of up to $100.0 million of shares of our common stock under the Sales Agreement. The purchase price for the shares that we may sell to the Sales Agents in the At Market Financing will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. If and when we do sell shares to the Sales Agents, they may resell the shares subject to the terms and conditions of the Sales Agreement. Therefore, sales to the Sales Agents made by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to the Sales Agents, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.
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
As of September 30, 2023, outstanding warrants to purchase an aggregate of 47,720,736 shares of common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of the private warrants and public warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share. To the extent the warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Shares of common stock issuable pursuant to the warrants are not subject to lock-up restrictions. As such, once the warrants are exercised, the holder of such shares issuable upon the exercise of the warrants will be able to resell the shares to the market, subject to other applicable laws. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. Further, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, such warrants may expire worthless.
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

SIGNATURES

Amprius Technologies, Inc.:

November 9, 2023	By:	/s/ Dr. Kang Sun
(Date)		Dr. Kang Sun
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2023	By:	/s/ Sandra Wallach
(Date)		Sandra Wallach
Chief Financial Officer
(Principal Financial and Accounting Officer)