Form 10-K
period 2023-12-31
Amprius Technologies, Inc.
filed 2024-03-28
CIK 1899287

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

(800) 425-8803
Registrant’s telephone number, including area code
__________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	AMPX	The New York Stock Exchange
Redeemable warrants, each exercisable for one share of common stock at an exercise price of $11.50	AMPX.W	The New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $121.0 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors and by each person who owns 5% or more of the outstanding common stock as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 91,597,817 shares of common stock outstanding as of March 22, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III where indicated. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K, including current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
•the ability to maintain the listing of our securities on the New York Stock Exchange (the “NYSE”);
•the possibility that we may be adversely affected by other economic, business or competitive factors, including supply chain interruptions and developments in alternative technologies, and may not be able to manage other risks and uncertainties;

Index to Consolidated Financial Statements
•changes in applicable laws or regulations;
•the effect of macroeconomic factors, such as abrupt political change, terrorist activity, armed conflict, public health emergencies such as the COVID-19 pandemic and the U.S. trade environment, on our business; and
•other risks and uncertainties described in this Annual Report on Form 10-K, including risk factors discussed in Part I, Item 1A under the heading, “Risk Factors.”

Index to Consolidated Financial Statements
Part I
Item 1. Business
Overview
We have developed and, since 2018, been in commercial production of ultra-high energy density lithium-ion batteries for mobility applications leveraging a disruptive silicon anode. Our silicon anode technology enables batteries with higher energy density, higher power density, and extreme fast charging capabilities over a wide range of operating temperatures, which results in our batteries providing superior performance compared to conventional graphite lithium-ion batteries. Our silicon anode is a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries, and our manufacturing process leverages the manufacturing process for conventional lithium-ion batteries and the related supply chain.
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems (“UAS”), such as drones and high-altitude pseudo satellites (“HAPS”). We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by over 100 customers, including AALTO Airbus, AeroVironment, BAE Systems, the U.S. Army and Teledyne FLIR, and from inception through December 31, 2023, we have shipped approximately 50,000 batteries, which have enabled mission critical applications. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are defended by our portfolio of patents, trade secrets and know-how developed over 10 years of research and development.
We currently offer high performance silicon anode batteries under the following product platforms:
•SiMaxx – a recently announced brand name for our original silicon nanowire platform
•SiCore – a recently announced new product representing an expansion of our product portfolio
Our SiMaxx batteries are currently manufactured at our headquarters in Fremont, California, where we believe demand for our SiMaxx batteries exceeds our manufacturing capacity. By the end of 2023, we had made significant progress in expanding our current kWh-scale manufacturing line into a MWh-scale manufacturing facility. Once our expansion is in full operation, which we expect to achieve exiting 2024, we anticipate that we will manufacture SiMaxx batteries up to 2 MWh capacity, which is about 10 times our production capacity in 2023. Our SiCore batteries are developed in collaboration with Berzelius (Nanjing) Co. Ltd. (“Berzelius”), a former subsidiary of Amprius, Inc. (“Amprius Holdings”), our former parent company and current majority stockholder. Currently, we have access through Berzelius to MWh-scale quantities of SiCore batteries that are commercially available in a wide range of form factors encompassing pouch, large form factor (up to 100 Ah) and cylindrical cells. We are also working to meet the expected demand in several rapidly growing addressable markets by designing and building out our newly leased large-scale facility in Brighton, Colorado that can manufacture at a GWh+ scale through an automated, high-volume manufacturing line.
Our principal executive offices are located at 1180 Page Avenue, Fremont, California 94538, and our telephone number is (800) 425-8803. Our website is www.amprius.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). These reports and other information are also available, free of charge, at www.sec.gov. Information contained on, or that can be accessed through, the websites referenced in this Annual Report on Form 10-K are not a part of, and are not incorporated by reference into, this Annual Report on Form 10-K.
Corporate Background and Liquidity
On September 14, 2022 (the “Closing Date”), we completed a business combination pursuant to the Business Combination Agreement, dated May 11, 2022 (the “Business Combination Agreement”), by and among the Company, Amprius Technologies Operating, Inc. (formerly known as Amprius Technologies, Inc. or “Legacy Amprius”), Kensington Capital Acquisition Corp. IV, and Kensington Capital Merger Sub Corp. (“Merger Sub”). Pursuant to the terms of the Business Combination Agreement, Kensington Capital Acquisition Corp. IV changed its jurisdiction of incorporation by domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which it changed its name to “Amprius Technologies, Inc.,” and a business combination between Kensington Capital Acquisition Corp. IV and Legacy Amprius was effected through the merger of Merger Sub with and into Legacy Amprius, with Legacy

Index to Consolidated Financial Statements
Amprius surviving as a wholly owned subsidiary of the Company (together with the Domestication and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”). Immediately prior to the closing of the Business Combination, a number of private investors purchased from us an aggregate of 2,052,000 units at a price of $10.00 per share (such transaction, the “PIPE”), pursuant to separate subscription agreements. Each PIPE unit consisted of (i) one share of common stock and (ii) one warrant (each, a “PIPE warrant”) to purchase one share of common stock at an exercise price of $12.50 per share.
Unless the context otherwise provides, “Amprius,” the “Company,” “we,” “us,” or “our” refer (i) prior to the Closing Date, to Legacy Amprius and (ii) after the Closing Date, to Amprius Technologies, Inc. and its subsidiaries, including Legacy Amprius. Prior to the Business Combination, Kensington Capital Acquisition Corp. IV is referred to herein as “Kensington.”
Prior to the Business Combination, we financed our operations primarily through capital contributions from Amprius Holdings and revenue generated from operations. We expect to rely on our cash on hand, which was $45.8 million as of December 31, 2023, our cash flows from operations and any proceeds from the At Market Issuance Sales Agreement (the “Sales Agreement”) that we entered into with B. Riley Securities, Inc. (an affiliate of BRPC II), Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (collectively, the “Sales Agents”) to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our consolidated financial statements included in this Annual Report on Form 10-K are issued. However, to the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. Additional capital may not be available on acceptable terms, if at all. Further, the likelihood that our warrant holders will exercise warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. To the extent we are unable to raise additional capital and we are unable to install the large-scale manufacturing process, discussed below, our ability to grow will be adversely affected. For more information, see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
Industry Background
Traditional transportation has been powered by fossil fuel-based engines which have led to significant greenhouse gas emissions. A rising focus on sustainable energy use in transportation is leading to increased investments in technology, government incentives and consumer demand for the electrification of passenger and payload mobility. Among the mobility mediums experiencing a shift to electrification due to these trends are aircraft such as UAS, which includes drones and HAPS, and electric vertical take-off and landing (“eVTOL”) vehicles, as well as ground-based electric vehicles (“EVs”). Critical and breakthrough battery technologies can facilitate and, in certain cases, enable the mass adoption of these electric transportation mediums by improving energy density, accelerating fast charging capabilities, extending battery life, and improving safety.
Aviation Industry
Unmanned Aerial Systems: UAS are aircraft that operate with no crew or passengers onboard and are guided by remote control or autonomously. Examples of UAS include drones and HAPS. UAS are the next generation aerial transportation technology utilized for surveillance, assessment, logistics, delivery, communications, and imaging, among other uses. Emerging technologies, such as Amprius’ silicon anode battery, offer lighter weight and/or more energy dense batteries, potentially overcoming current battery technology barriers and enabling faster adoption of UAS. Based on the December 2023 Fortune Business Insights article and management estimates, the total addressable market for UAS batteries is expected to reach approximately $27.0 billion by 2030.
Drones: Drones are the most common type of UAS and are increasingly being utilized in various industries, including military and defense, agricultural, construction and logistics. One of the key barriers to wider adoption is the existing battery technology, which limits the flight range and payload capacity. Our batteries offer higher energy density, which enables longer range endurance, and, depending on customer specifications, lighter weight, which facilitates higher payload capacity. Amprius offers advanced battery technology suitable for application in drones, which is currently in use by the U.S. Army, AeroVironment and Teledyne FLIR.
High Altitude Pseudo Satellites: HAPS are alternatives for traditional satellites. When deployed, HAPS typically operate at stratospheric altitudes, approximately 12 miles (approximately 65,000 feet) above sea level. HAPS are being increasingly utilized to provide high-quality broadcast features, particularly in remote regions, which have limited terrestrial network coverage. HAPS generally use solar energy and battery storage as the power source to operate for long durations of time. As a result, lightweight, higher energy density batteries with the ability to operate in extreme temperature

Index to Consolidated Financial Statements
and pressure conditions are critical enablers. Amprius offers advanced battery technology suitable for application in HAPS, which is currently in use by prominent aerospace companies, like AALTO Airbus and BAE Systems.
Electric Air Transportation: Population growth and urbanization are key megatrends that are stretching ground transportation infrastructure to its limits and resulting in significant greenhouse gas emissions. A potential mitigation strategy is expanding travel into the air utilizing eVTOL vehicles, which include passenger aircraft that use electric power to hover, takeoff, and land vertically. Historically, the electrification of passenger and cargo aircraft has lagged the adoption of electric automobiles in part because of the greater technical challenges. However, over the last few years there have been significant advancements in the key enabling technologies for eVTOL aircraft, such as the high energy density and robust performance batteries offered by Amprius. Continued improvements in battery energy density could allow eVTOL aircraft to increase their range, speed and payload, dramatically expanding the range of trips and further accelerating the adoption of electric air mobility. Based on a June 2023 Markets and Markets report and management estimates, the total global addressable electric air mobility battery market is forecasted to reach approximately $6.0 billion by 2030.
EV Industry
The electrification of ground transportation is being accelerated by regulatory pressure to meet sustainability benchmarks and growing consumer preference. Some of the largest global automotive original equipment manufacturers (“OEMs”) expect to be 100% EV by 2035. Based on a January 2024 Markets and Markets report and managements estimates, the global EV battery market is expected to reach $509.0 billion by 2033. McKinsey & Company estimated, in its January 2023 article, that EV battery requirements will be approximately 4,300 GWh in 2030. While multiple battery chemistries exist today that meet current EV specifications, there is room for significant improvement. According to a Deloitte survey, two of the key consumer concerns with EV adoption are driving range and lack of charging infrastructure. Our batteries, which have been tested and validated by the U.S. Advanced Battery Consortium (“USABC”), as further described below, have the potential to help address both these concerns. As such, while our EV capable battery needs to be improved with respect to cycle life, form factor, cost and production quantity, for us to compete with existing commercially available EV batteries, we believe that, as we grow and improve, we may be able to compete in the EV battery market.
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

Performance Metric	Graphite Anode Battery Cells (1)	(2)
Specific Energy (Wh/kg)	~215-285	320-500 (3)
Energy Density (Wh/L)	~530-715	805-1,300 (3)
Charging Time to 80%	30 minutes	<6 minutes (4)
Rate Capability/Power	Up to 10C	Up to 10C
Cycle Life	500-1,000 cycles	200-1,200 cycles
Operating Temperature	-20 to 60[o]C	-30 to 55[o]C
(1) Other than cycle life, based on a survey of 18,650 technical datasheets (ex. Panasonic NCR18650G), Sony VTC6 technical datasheet, iFixit reports on iPhone and Samsung batteries, and Y. Sun et al: Li-ion Battery Reliability – A Case Study of the Apple iPhone. For cycle life, based on Shmuel De-Leon: Li-Ion NCA/NMC Cylindrical Hard Case Cells Market 2021.
(2) Includes both released and unreleased SiMaxx cells with energy and power cell designs.
(3) 500 Wh/kg, 1,300 Wh/L batteries are expected to be available for commercial delivery in 2024. 450 Wh/kg, 1,150 Wh/L batteries have been commercially available since 2022.
(4) Based on SiMaxx High Power cells.
Unique suitability for aviation markets that require high power, specific energy and energy density. We believe the increased performance of our batteries enable certain electric aviation applications. Specifically, our batteries have high specific energy and energy density to maximize payload and reduce weight, thereby extending flight radius; high power density, to enable vertical take-off and landing functionality; fast charge, to minimize the time required to recharge a battery; wide operating temperature, for high altitude applications operating in extremely low temperatures; and cycle life parity with graphite batteries, depending on customer specifications.
In March 2023, our SiMaxx prototype battery cells were verified to deliver energy density >504 Wh/kg and >1,321 Wh/L at 25°C. The performance was verified by a leading testing house offering comprehensive battery regulatory compliance, safety and performance testing.
In August 2023, we unveiled a breakthrough battery cell chemistry and design that enables 400 Wh/kg energy density with 10C continuous discharge capability. The energy and power delivered by our new ultra-high-power-high-energy lithium-ion battery make it an ideal solution for electric mobility applications. We made this battery available for customer evaluations in late 2023 and plan to have commercially available cells in 2024.
We believe our next-generation cells, when commercially available, will have the potential to expand boundaries for our customers and provide a tailored solution for applications that require heightened discharge times without compromising key features, such as aircraft payload, and without having to increase vehicle weight.
First mover advantage in emerging aviation markets. As a result of our success with Airbus and other tier-one customers, we have become an established market pioneer in providing high performance batteries to the aviation industry. Our reputation and commitment to delivering ultra-high performance batteries have enabled us to enter into several development and master supply arrangements with our customers. Over 100 customers have tested and validated our batteries for their applications, and we believe our market leadership in aviation will enable us to continue to grow our customer base.

Index to Consolidated Financial Statements
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
In December 2022, an independent third-party testing lab validated our 390 Wh/kg polymer electrolyte cell by successfully passing the nail penetration test per the requirements of section 4.7.4.4. of the MIL-PRF-32383 (Military Performance Specification). The test is used to determine the feasibility of a specific product in combat scenarios. Cells tested in accordance with section 4.7.4.4. should not burn or explode, and the external temperature of each test sample should not be greater than 338 degrees Fahrenheit (170 degrees Celsius) when penetrated by sharp objects. When conducting the test, a 0.113-inch diameter stainless steel nail is driven through a fully charged cell at a prescribed speed. The cell is deemed to have passed if there is no smoke or flame following the nail penetration.
Robust IP portfolio and know-how related to our silicon nanowire ecosystem. Our silicon anode technology has been refined and improved upon for over 10 years, and is protected by over 80 issued patents and pending applications. Core aspects of our technologies and processes are also protected by know-how and trade secrets developed by our team for more than 10 years.
Our Products and Customers
As evidenced by customer validation, design wins and recurring orders with AALTO Airbus, AeroVironment, BAE Systems, the Korean Aerospace Research Institute, Kraus Hamdani Aerospace, and Teledyne FLIR, among others, our battery technology is well positioned to address the rapidly growing markets within the aviation industry, specifically UAS and eVTOL. UAS and eVTOL applications have historically used conventional lithium-ion batteries as a means to promote product prototypes, but market participants are seeking advancements in battery technology. We believe that our silicon anode technology can be part of the solution.
We currently offer high performance batteries under the following product platforms: SiMaxx and SiCore. We are also currently developing EV-capable products.
SiMaxx Product Platform
Our SiMaxx battery cells are categorized based on the following performance factors: High Energy, High Power and Balanced Energy/Power.
High Energy. Our SiMaxx high energy battery cells are designed to maximize specific energy for applications with low power requirements. For applications that have a continuous discharge rate of less than 2C, these battery cells deliver a specific energy of up to 500 Wh/kg or 1,300 Wh/L at a discharge rate up to 1C. SiMaxx high energy battery cells are most frequently used by HAPS, which are designed to carry a payload at high altitudes for extended periods, typically for weeks or months at a time, as they rely on solar power for operations during the day and need to store sufficient energy in the battery to keep the aircraft aloft during the night.
We continue to make improvements on our SiMaxx high energy battery cells. In November 2023, we developed and delivered three additional formats of 450 Wh/kg cells. These custom cells were made in collaboration with our strategic customers to address their unique HAPS qualification requirements and to assist in operating in highly challenging environments. With greater energy density and longer cycle life than our previous high-energy batteries, we believe that our 450 Wh/kg cells are the only commercially available batteries of their kind known to us that can provide enough power and endurance for HAPS’ overnight stratospheric flight.
Our SiMaxx high energy battery cells have powered AALTO Airbus’ Zephyr S stratospheric vehicle to numerous records since 2018. The Zephyr S is designed to fly for months at a time, at an altitude of approximately 70,000 feet. After integrating our battery cells into the Zephyr S, AALTO Airbus set endurance and altitude records by flying continuously for over 25 days in 2018 and 64 days in 2022. We continue to support the Zephyr S program and were presented the 2021 Innovative Supplier of the Year Award by Airbus.
High Power. Our SiMaxx high power battery cells are designed for applications that place a premium on power. These high power battery cells offer 400 Wh/kg and 1,020 Wh/L energy density with up to 10C continuous discharge capability. This performance is well suited for the air transportation industry, which requires high power capabilities to lift the aircraft from the ground into the air. In addition, our SiMaxx high power battery cells are capable of fast charging, from

Index to Consolidated Financial Statements
0% to 80% in less than 6 minutes. This level of power capability, energy density, and fast charge capability is optimal for urban air mobility and other air transportation industry applications. Once the vehicle has landed, the turnaround time to get the vehicle back into the air becomes critical, which is why we have designed our SiMaxx high power batteries with fast charge capabilities.
In 2020, we began design and verification discussions with potential eVTOL customers. Then in 2021, we began a technical evaluation engagement with a tier-one eVTOL provider to develop an eVTOL-optimized battery system to support the development and commercialization of their eVTOL fleet. In 2022 and 2023, we further expanded our technical engagements with eight additional eVTOL OEMs.
Balanced Energy/Power. We designed our SiMaxx balanced energy/power battery cells for applications that require a balance between power and energy. These balanced energy/power battery cells offer energy density as high as 450 Wh/kg or 1,150 Wh/L at up to 4C discharge rate. This range of power capability is important to customers in the UAS sector. Our SiMaxx balanced energy/power battery cells typically meet the requirements of UAS devices’ needs for high initial power, as well as higher energy requirements for longer sustained cruising.
Since 2021, our SiMaxx balanced energy/power battery cells have been designed into UAS programs at AeroVironment and Teledyne FLIR, with commercial shipments beginning in 2022.
SiCore Product Platform
Our SiCore battery cells are based on an innovative, proprietary silicon anode material system delivering high-energy-density silicon anode batteries that surpass current state-of-the-art graphite cell performance. This new silicon anode cell chemistry is designed to offer high energy density, up to 400 Wh/kg, and long cycle life, as long as 1,200 cycles at full depth of discharge. Developed in collaboration with Berzelius, our SiCore battery cell chemistry may be combined with other materials, such as binders and conductive agents, including graphite, to meet performance specifications. Based on our market exploration, we view SiCore as an opportunity to supply our customers with a complementary product line of silicon anode batteries as we scale manufacturing for SiMaxx batteries.
Our SiCore batteries have been validated across various applications in the electric mobility market. Initial samples of our SiCore batteries have garnered positive feedback from customers with demanding performance requirements. In order to support our customers’ roadmaps and supply forecasts, we entered into an exclusive supply agreement with Berzelius (the “Exclusive Supply Agreement”), which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico and allows us to leverage its existing production line and manufacturing partners to produce SiCore batteries. The Exclusive Supply Agreement, which will remain in effect until mutually terminated, does not require any purchase commitment.
Currently, MWh-scale quantities of SiCore batteries are commercially available in a wide range of form factors encompassing pouch, large form factor (up to 100 Ah) and cylindrical cells. We plan to on-shore production of SiCore batteries at our GWh-scale manufacturing facility in Brighton, Colorado.
EV-capable Products
We are also currently developing an EV-capable cell. Competition in the EV industry is intense, with high production volume requirements, low pricing, and balanced performance criteria, creating a high barrier to entry against the incumbent solutions. Prior to us being able to effectively compete in the EV space, we will need to further improve cycle life, increase cell form factors, increase production quantity and reduce our costs.
Since 2017, we have been sampling our batteries with USABC, which has independently verified that we have met or exceeded the majority of their 2025 EV cell performance goals, including usable energy density, usable specific energy, power density and charge time. In 2022, we were awarded a contract from USABC in collaboration with the U.S. Department of Energy (“DOE”) to develop a low-cost, fast-charge silicon anode battery that meets all of their 2025 EV cell characteristic targets. This program is scheduled to conclude in 2024 when we intend to deliver cells with a 99mm x 300mm (W x L) footprint and a capacity of at least 80Ah, having a beginning-of-life specific energy of no less than 400 Wh/kg, energy density of no less than 950 Wh/L, and a cycle life of 1,000 cycles.
Our Technology
Our proprietary SiMaxx silicon anode technologies solve for the inherent limitations of silicon anodes in lithium-ion cells. Silicon has historically been investigated as an anode material due to its intrinsic capability to store larger quantities

Index to Consolidated Financial Statements
of lithium per unit mass and volume compared to graphite. The main barrier preventing silicon from becoming more widely adopted across the battery industry is that the silicon material expands during charging as it absorbs lithium ions. For example, silicon particles may expand up to 300% during charging. After multiple charge and discharge cycles, silicon particles will crack, causing anode degradation and device breakdown.
Our proprietary SiMaxx silicon anode technology solves for the material expansion inherent with silicon. Our nanowire anodes start with a metal foil that is layered with a nanowire template and metallurgically attached to the metal foil substrate by a growth process. The nanowire template is coated with a low-density silicon and then encased by a thin layer of high-density silicon.
Our SiMaxx silicon anode generally contains more than 1,000,000 nanowires per square centimeter. The nano-porosity of the low-density layer of silicon on each nanowire and the micro-porosity between the wires in our technology allows the silicon to expand at nano- and micro- meter levels when the anode is charged, with little to no damage to the anode.
Our SiMaxx anode structure also enables ions and electrons to travel in a straight path between and through the nanowires. In contrast, a particle structure results in ions and electrons traveling in a nonlinear, tortuous path. The straight path of our anode facilitates high electric and ionic conductivity, enabling high power and fast charging. Nanowires are always in electrical contact with the metal foil due to their growth rooted fabrication, while particles have to rely on particle-to-particle contact for electron transfer, which can easily be broken during cycling.
Our SiMaxx silicon anodes are considered 100% silicon based on the actual percentage of silicon of 99.5% to 99.9% which is within the range of acceptable purity levels that are considered 100%.
Our SiCore batteries are based on an innovative, proprietary silicon anode material system delivering batteries with high-energy-density and long cycle life. Developed in collaboration with Berzelius, the anode in our SiCore batteries have a unique bottom-up structure with an elastic ultra-fine silicon nanostructure interior and multilayer surface protection. This silicon anode technology may also be combined with other active materials, such as binders and conductive agents, including graphite.
Manufacturing and Supply
We invented the proprietary silicon anode and its fabrication process for our SiMaxx batteries. Our silicon anode is fabricated using chemical vapor deposition (“CVD”) technology, and consists of three sequential steps. First, the nanowire template is grown by a thermally activated chemical reaction. Second, a low-density silicon coating is deposited by plasma enhanced CVD. Third, a high-density thin silicon surface layer is deposited by a thermally activated CVD process. These three steps replace all powder processing steps typically used in making graphite anodes, including powder mixing, slurry mixing, slurry coating, electrode drying and electrode calendaring. After fabrication, our product is the fully processed anode. This anode can then be assembled in cells with cathodes produced by manufacturing lines similar to those used in graphite anode cells. This fabrication process has been in commercial operation since 2018 at our current kWh-scale manufacturing line at our headquarters in Fremont, California.
To develop the high-volume anode fabrication tool needed for a GWh-scale manufacturing line, we have partnered with centrotherm international AG (“centrotherm”), a leading global supplier of tools used to produce solar cells. We received large-scale anode production equipment from centrotherm as part of our ongoing expansion of our manufacturing line at our Fremont headquarters into a MWh-scale facility. The equipment supplied by centrotherm required certain modifications for our needs, which included designing and developing automated material handling for the foils and processes for silicon deposition. These hardware design modifications are in progress and we expect to have the increased manufacturing capacity online exiting 2024.
Completing design and development of the tool as well as the automated material handling and high-volume production processes requires significant engineering. The ability to do so successfully and the timing of this effort may be subject to unforeseen complexities, component supply delays and other risks. Moreover, our manufacturing costs will depend not only on the cost of the tools but also on throughput, yield, efficiency of silane gas utilization and other factors. For more information, see the section titled “Risk Factors” below.
Although our anode manufacturing processes differ from traditional anode manufacturing, the cathode and the rest of the cell, including electrolytes and separators, use conventional lithium-ion battery manufacturing tools and materials. Our silicon anodes are a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries.

Index to Consolidated Financial Statements
The dominant raw materials for our silicon anode include silane gas, which is used in making the silicon anodes, and nickel foil, which is used for the anode current collector substrate. As we increase manufacturing capacity, we expect to procure the silane gas from a global supplier of silane and silicon materials and will procure nickel foil from global suppliers of metals. Both silane gas and nickel foil are available commodity materials.
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
We developed our SiCore batteries in collaboration with Berzelius. Our Exclusive Supply Agreement with Berzelius gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico, and allows us to leverage its existing production line and manufacturing partners to produce SiCore batteries. SiCore batteries are produced on the same equipment as traditional graphite anode batteries. We plan to market SiCore batteries to complement our SiMaxx batteries that are currently manufactured in Fremont, California to serve as a capacity bridge until our GWh-scale manufacturing facility in Brighton, Colorado, where we plan to manufacture both SiMaxx and SiCore batteries, becomes operational.
On April 15, 2023, we entered into a lease agreement for premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado. In order to meet increased demand for our products, we plan to design and build our GWh-scale manufacturing facility on these premises and procure manufacturing equipment for anode and cathode fabrication, cell assembly, and cell testing, from established equipment suppliers. We received commitments of state and local incentive packages providing approximately $10.0 million in aggregate tax incentives that are contingent on certain future performance goals. In December 2023, we received the final, unappealable rezoning approval for these premises and, in January 2024, we initiated permitting applications.
Our Growth Strategy
Our goal is to become the market leader in high performance lithium-ion batteries for the transportation industry. In order to achieve that goal, we are pursuing the following growth strategies:
Complete large-scale manufacturing facility to meet customer demand and optimize costs. We believe demand for our batteries exceeds our manufacturing capacity. We operate a kWh-scale manufacturing line for our SiMaxx batteries at our headquarters in Fremont, California. By the end of 2023, we made significant progress in expanding our current manufacturing line into a MWh-scale manufacturing facility. Once our expansion is in full operation, which we expect to achieve exiting 2024, we anticipate that we will manufacture SiMaxx batteries up to 2 MWh capacity, which is about 10 times our production capacity in 2023. Also, in order to support our customers’ roadmaps and supply forecasts, we entered into the Exclusive Supply Agreement, which gives us exclusive rights to purchase Berzelius’ proprietary silicon anode materials in the United States, Canada and Mexico, and allows us to leverage its existing large-scale production line and manufacturing partners to produce SiCore batteries. Based on our market exploration, we view SiCore as an opportunity to supply our customers with a complementary product line of silicon anode batteries as we scale manufacturing for SiMaxx batteries. We plan to market SiCore batteries to complement our existing production of SiMaxx batteries in Fremont, California to serve as a capacity bridge until our GWh-scale manufacturing facility in Brighton, Colorado, where we plan to manufacture both SiMaxx and SiCore batteries, becomes operational. The Colorado facility, which we will design and build in modular form, is a leased space consisting of approximately 774,000 square feet. We expect that the initial phase of the Brighton facility will result in manufacturing capacity of up to 500 MWh . Thereafter, we expect to further expand as needed through a Copy Exact methodology. Our ability to grow depends on the successful establishment of our GWh-scale manufacturing facility, which, in turn, will depend on, among other things, our ability to raise additional capital.
Leverage existing global toll manufacturing capacity to produce SiCore batteries. We believe we will be able to continue leveraging Berzelius’ existing manufacturing partners to produce our SiCore batteries. Currently, MWh-scale quantities of SiCore batteries are commercially available in a wide range of form factors encompassing pouch, large form factor (up to 100 Ah) and cylindrical cells. We plan to on-shore production of SiCore batteries at our GWh-scale manufacturing facility in Brighton, Colorado. By utilizing global toll manufacturing capacity, these commercially available SiCore batteries will serve as a capacity bridge until our GWh-scale manufacturing facility becomes operational.
Reduce our costs. We believe our ability to reduce the costs of our batteries on a $/kWh basis will accelerate the adoption of our batteries and allow us to further broaden our customer base. As we scale, we believe we will benefit from

Index to Consolidated Financial Statements
reduced per-unit costs, including overhead, labor and capital expenditures, improved tool utilization and volume pricing for equipment and materials. We will also seek to reduce costs by optimizing material utilization, throughput and yield. However, until we are able to complete our optimization process, including designing and implementing our silicon anode production process, we cannot accurately forecast our manufacturing costs. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve up to 500 MWh per year of manufacturing capacity, which estimate does not include costs related to the construction and build-out of the new manufacturing facility. Because our SiMaxx silicon anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes.
Extend first-mover advantage to become the market leader in lithium-ion batteries for aviation. We believe we are the leading company in the market today with a high-performance battery that can meet the requirements of aviation applications. We have built a strong reputation in the industry by delivering ultra-high performance batteries with high safety standards that meet or exceed industry standards and customer requirements. We expect to extend our presence in the aviation market, while also serving other transportation-related markets that require improvements in their electrification solutions. Over 100 customers have tested and validated our batteries for their applications.
Further improve performance characteristics of our anode and battery cells. We believe we have the highest-performing commercially available batteries in the market. We intend to maintain our performance advantage by continuing to invest in our anode and cathode chemistries. We expect to continue to increase the performance characteristics of our batteries, particularly around power, energy density and cycle life. For example, in March 2023, our new prototype SiMaxx battery cells were verified to deliver energy density >504 Wh/kg and >1321 Wh/L at 25°C. The performance was verified by a leading testing house offering comprehensive battery regulatory compliance, safety and performance testing. We believe our next-generation cells, when commercially available, will have the potential to expand boundaries for our customers and provide a tailored solution for applications that require heightened discharge times without compromising key features, such as aircraft payload, and without having to increase vehicle weight. We will continue to invest in optimizing combinations of these performance characteristics as well as the requisite form factors to meet the specific needs of our customers and drive adoption of our battery cells in other areas of electrified transportation. As a result of these efforts, our goal is to fully realize the benefits of our silicon anode technology and develop the highest performing products in the market.
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
Research and Development
Our original silicon anode technology was developed at Stanford University in 2008, and for more than 10 years, we have refined and improved upon the technology for use in commercial applications. We have conducted research and development initiatives focused on improving certain performance characteristics and expanding the applications of our silicon anode battery technology. We expect to continue our research and development efforts in the following areas:
•Improving battery life. We are working with chemical compounds as potential additives to the silane gas we use to produce our silicon anodes which have demonstrated the potential to improve cycle life without negatively impacting other performance characteristics such as energy density.
•Further improvements to energy density. We are engaged in ongoing development activities to explore different cathode materials, including a conversion cathode, to further improve the energy density of our batteries.
•Larger cell form factors. The batteries we have developed and are developing for our customers are typically approximately up to 15Ah for small-sized aircraft. As we expand our customer base, we are in the process of developing larger form factor batteries for broader aviation applications and for EV customers.
We utilize our research and development capabilities not only to improve existing products but also to build custom-designed batteries for our customers. We have generated revenue from these design services. However, as we grow our manufacturing capacity, we expect that the relative percentage of our revenue from these activities will decrease.

Index to Consolidated Financial Statements
Intellectual Property
Our proprietary silicon anode technologies, including the related processes, design and manufacturing, are protected by our patent portfolio and know-how and trade secrets. As of December 31, 2023, we had a total of 69 patents that were issued to us (33 in the U.S. and 36 in the EU, Korea, Japan, China, Taiwan and Israel), 16 patent applications that are pending (5 in the U.S. and 11 in the EU, Korea, Japan, China and Taiwan) and 2 U.S. patents that we licensed from Stanford University. Our issued patents expire between 2029 and 2039. As of December 31, 2023, we also held 11 registered trademarks that were issued to us (2 in the U.S. and 9 in EU, Great Britain, Japan, Korea and China) and 2 U.S. trademark applications that are pending. Our patents cover:
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
Circumstances outside our control could pose a threat to our intellectual property rights. For more information, see Risk Factors section below.
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
While we are currently the only known battery manufacturer making approximately 100% silicon anodes, there are many companies making or developing silicon composite batteries or anode materials and companies seeking to develop 100% silicon anodes. Companies making or developing silicon composite anodes or materials include both large manufacturers as well as many well-funded new technology companies. These include Berzelius, BTR New Energy Material Ltd., Enevate Corporation, Enovix Corporation, Group 14 Technologies, Inc., Nexeon Ltd., Shanshan Corporation, Sila Nanotechnologies Inc., and Storedot Ltd. Silicon composite anodes may offer higher energy density and other improvements over conventional graphite anodes, and may be less expensive to manufacture than our silicon anodes.
For aviation applications, we believe that the defining characteristics of our battery cells make our silicon anode technologies the only battery solutions currently available and suitable for broad aviation adoption. These characteristics of industry-leading specific energy and energy density, high power density, low operating temperature and fast charge capability, in addition to commercial validation, significantly differentiates us from graphite anode and silicon composite anode alternatives. However, we expect additional competitors to enter the market as their battery technologies continue to improve.
The EV battery industry is fast-growing and highly competitive. Unlike the aviation industry, where there are a limited number of commercially available batteries that meet the minimum performance specifications, there are many battery manufacturers in the EV industry that can produce commercially acceptable batteries, and they can produce those batteries at lower cost and higher volumes than we are currently able to. Future entrants may include companies developing different technologies, such as lithium metal anodes, which are not yet in commercial production. In order to compete in the EV industry, we would need to increase form factors, improve production quantity and reduce our manufacturing costs.
Many of our competitors and potential future entrants, both in the aviation and EV industries, may be better capitalized and have greater resources to commercialize and expand their production capacities. These competitors may

Index to Consolidated Financial Statements
have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. If there are significant advances in battery chemistries that we cannot adapt, or if competitors are able to scale their production capacities before we are able to, our business may be materially impacted. For more information, see the section titled “Risk Factors” below.
Government Regulation and Compliance
Our business activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations. For example, there are various government regulations pertaining to battery safety, transportation of batteries, use of batteries in vehicles, factory safety, and disposal of hazardous materials.
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
Human Capital
We believe that our success is driven by our team of technology innovators and experienced business leaders. Many on our leadership team have been with us for over a decade. We seek to hire and develop individuals who are dedicated to our strategic mission. As of December 31, 2023, we had a total of 88 personnel (80 full time employees, 4 temporary employees and 4 contractors), who are primarily based in our headquarters in Fremont, California.
Our employees are the foundation for developing and commercializing our silicon anode technology. As of December 31, 2023, we had a total of 19 full time employees who were engaged in research and development and 45 full time employees who worked in manufacturing our products. In addition, approximately 16.0% of our technical and operations staff hold a Ph.D. or advanced degrees across material science, chemical, aerospace, structural and nanoscale engineering as well as physics and chemistry. We are committed to maintaining equitable compensation programs including equity participation. We offer market-competitive salaries and strong equity compensation aimed at attracting and retaining team members capable of making exceptional contributions to our success. Our compensation decisions are guided by the external market, role criticality and the contributions of each team member.
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
Summary of Risk Factors
Certain of the material risks that we face include:
•If our batteries fail to perform as expected, our ability to develop, market and sell our batteries would be adversely affected.
•Our reliance on third parties to manufacture certain of our batteries or battery materials subjects us to certain risks.
•We may not succeed in developing new high-volume manufacturing lines that meet our requirements for cell quality, yield, throughput and other performance metrics.
•We may not meet our manufacturing cost targets, which would limit the size of our market opportunities.
•We rely on, and will continue to rely on, complex equipment for our operations, and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.
•Our establishment of a volume manufacturing facility is subject to many risks, including, among others, risks relating to construction, permitting, delays, cost overruns, supply chain constraints, and operating in a new geographic area away from our headquarters.
•We may not succeed in retaining and attracting key employees, particularly technical talent, needed to operate and build our business successfully.
•We have pursued new product platforms and expanded our product portfolio. We may expend our limited resources to pursue a particular product and fail to capitalize on products that may be more profitable or for which there is a greater likelihood of success.
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
•We may not be able to establish supply relationships for necessary materials, components or equipment or may be required to pay more than anticipated for components or equipment, which could negatively impact our business.
•The battery market is intensely competitive. Competitors include new entrants and established companies, many of which have significantly greater resources than us.
•Our future sales opportunities depend in part on the growth of markets for battery-powered applications. These applications may develop slower or at a size that is less than expected, to the extent they develop at all.
•Developments in alternative technology or other fossil fuel alternatives may adversely affect the demand for our battery products.
•We have pursued and may continue to pursue development agreements and other strategic alliances, which could have an adverse impact on our business if they are unsuccessful.

Index to Consolidated Financial Statements
•If our customers choose to reduce purchases, or do not purchase at all, batteries manufactured outside of the United States, our revenue could decline and our prospects may be adversely effected.
•We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.
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
•Recent and potential tariffs imposed by the U.S. government or a global trade war could increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.
•Our reliance on suppliers in foreign countries, including China, subjects us to risks and uncertainties relating to foreign laws and regulations and changes in relations between the United States and such foreign countries.
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
Our batteries may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls and design changes. Our batteries are inherently complex and incorporate technology and components that have not been used for certain applications and that may contain defects and errors, particularly when first introduced to such applications. Although our batteries undergo quality control testing prior to release for shipment, there can be no assurance that we will be able to detect and fix all defects prior to shipment, and nonconformances, defects or errors could occur or be present in batteries that we release for shipment to customers. If our batteries fail to perform as expected, our customers may delay deliveries, our customer may terminate orders or we may initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, financial condition, results of operations and prospects.
Our battery architecture is different from our peers’ and may behave differently in customer use applications, certain applications of which we have not yet evaluated. This could limit our ability to deliver to certain applications. In addition,

Index to Consolidated Financial Statements
our historical data on the performance and reliability of our batteries is limited, and therefore our batteries could fail unexpectedly in the field resulting in significant warranty costs or brand damage in the market. Further, the silicon anode structure of our battery is different from traditional lithium-ion batteries and therefore our batteries could be susceptible to different and unknown failure modes leading our batteries to fail and cause a safety event in the field. Such an event could result in the failure of our end customers’ product as well as the loss of life or property, resulting in severe financial penalties for us, including the loss of revenue, cancellation of supply contracts and the inability to win new business due to reputational damage in the market. In addition, some of our supply agreements may require us to bear certain costs relating to recalls and replacements of end products when such recalls and replacements are due to defects of our battery products that are incorporated in such end products.
Our reliance on third parties to manufacture certain of our batteries or battery materials subjects us to certain risks.
Our SiCore batteries are based on the innovative, proprietary material system developed by Berzelius and are currently manufactured by Berzelius’ manufacturing partners. To date, our SiCore batteries have been produced under a toll manufacturing partnership with Berzelius. However, to facilitate this product expansion, we entered into the Exclusive Supply Agreement with Berzelius, pursuant to which Berzelius agreed, among other things, (i) to manufacture for, and sell exclusively to, Amprius its proprietary silicon anode materials in the United States, Canada or Mexico and (ii) to use best efforts to prioritize fulfillment of Amprius’ forecasted orders, if any. The Exclusive Supply Agreement does not include any commercial terms, and until such time as we are able to establish mutually agreeable commercial terms thereunder, if we are able to at all, the purchase of the materials under the Exclusive Supply Agreement by Amprius will be specified in written purchase orders mutually agreeable to the parties. Our reliance on Berzelius or other third parties to manufacture our batteries or battery materials subjects us to certain risks, including but not limited to:
•Because we have not established commercial terms for future SiCore battery or battery material purchases and, therefore, must agree to commercial terms on each of our purchase orders, if Berzelius or our manufacturing partners increase their prices, we may not be able to establish commercially reasonable terms for future purchases;
•We may purchase SiCore battery materials from Berzelius before we receive purchase orders for our SiCore batteries from our customers, or we may accept purchaser orders for SiCore batteries from our customers before establishing any commercial terms with Berzelius, and if we cannot establish commercially reasonable terms with Berzelius, we may not be able to fulfill customers’ orders or we may incur losses when trying to meet our obligations, which may result in our customers seeking alternative batteries, and in turn, we could lose customers and face reputational harm and penalties;
•If any of our manufacturing partners cease to provide manufacturing services to us, either permanently or temporarily, we may be required to arrange for alternative manufacturing arrangements, which we may not be able to arrange on financially attractive terms, on a timely basis or at all;
•We do not control Berzelius or other third party manufacturers, and there is no guarantee that these partners will reserve any capacity for us, they will not have disruptions in their supply chain or manufacturing processes, and that our batteries or battery materials will be delivered to us within the agreed timeline and free from defects;
•If we do not receive the batteries on time or if the batteries contain defects, we may have to delay deliveries, and our customers may terminate their orders or we may initiate product recalls;
•If we are unable to successfully market SiCore batteries manufactured by Berzelius within our product portfolio, our business, financial condition and results of operations will be adversely affected; and
•Although we have exclusive rights to purchase Berzelius’ proprietary silicon anode materials in the United States, Canada and Mexico, we do not have exclusivity arrangements with respect to marketing, and there is no guarantee that Berzelius will not compete with us for customers.
In the event any of the above risks, or any other adverse events resulting from our reliance on third parties, including those risks described below, occurs, our business, financial condition, results of operations and prospects may be adversely affected.
We may not succeed in developing new high-volume manufacturing lines that meet our requirements for cell quality, yield, throughput and other performance metrics. Additionally, assuming we are able to develop the high-volume manufacturing lines, they may be unreliable, require regular and significant maintenance and could be capital and resource intensive to operate.

Index to Consolidated Financial Statements
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
Although we have received our first large-scale anode production machine, we are customizing the machine for our production processes and must then complete tuning and testing before the machine goes online for production purposes. There is no guarantee that the customization, development and implementation of this manufacturing line will be successful. In addition, there is no guarantee that we will also be able to correspondingly expand our manufacturing capacity for other battery components. We and our potential suppliers and other equipment vendors may encounter significant engineering challenges, performance issues, delays, unforeseen development costs and other obstacles in building the high-volume manufacturing lines, and if we are not successful, or if we encounter significant delays, our business, financial condition, results of operations and prospects would be adversely affected.
Furthermore, we expect to manufacture both SiCore and SiMaxx batteries at our Colorado facility. We are reliant on Berzelius and third party manufacturers to provide us the necessary technology and support to build our own manufacturing line to produce the SiCore batteries. In that process, we may encounter significant engineering challenges, performance issues, permitting issues, delays, unforeseen development costs and other obstacles.
In addition, in order for us to produce our batteries at scale and at a cost advantage, we must achieve levels of quality, throughput, and yield demonstrated for mature battery production. As we have not yet produced our batteries at such scale, our ability to achieve such rates is untested and subject to significant constraints and uncertainties. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our batteries in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation costs, costs associated with commissioning of machines, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fires, seismic activity and natural disasters, and problems with equipment vendors. Should operational risks materialize, they may result in lower yield, which would negatively affect our revenue growth and profitability.
Additionally, the development of the manufacturing line will require us to make intensive capital expenditures before we are able to benefit from such development. The manufacturing line may also suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Further, unexpected equipment malfunctions may significantly affect the intended operational efficiency.
We may not meet our manufacturing cost targets, which would limit the size of our market opportunities.
We will require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to the expansion of our manufacturing capacity, development and establishment of our high-volume manufacturing lines, raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs. Our profitability will not only depend on our ability to successfully market our batteries, but also our ability to control our costs. Some of the processes in the manufacturing of our silicon anodes require chemical vapor deposition, for which equipment is more costly than those involved in standard anode production techniques. If we are unable to cost efficiently design, manufacture, market, sell and distribute our batteries, our margins, profitability and prospects would be materially and adversely affected. We have not yet commenced high-volume production of our batteries, and any cost advantage for the production of our batteries at scale, compared to conventional lithium-ion batteries, will require us to manufacture at rates of cell quality, throughput, and yield demonstrated for mature batteries and battery material that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.
We rely on, and will continue to rely on, complex equipment for our operations, and manufacturing involves a significant degree of risk and uncertainty in terms of operational performance and costs.
We rely heavily on, and will continue to rely heavily on, complex equipment for our operations and the production of our batteries, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing equipment consists of many components, which may suffer unexpected malfunctions from time to time and may depend on repairs and spare parts to resume operations, which may not be available when needed. Problems with our manufacturing processes could result in the loss of manufacturing equipment, damage to manufacturing facilities, monetary losses, delays, unanticipated fluctuations in production and personal injury to or death of workers. Should our precautions

Index to Consolidated Financial Statements
be inadequate or an event be larger than expected, we could have significant equipment or facility damage that would impact our ability to deliver our battery products and require additional resources to recover. In addition, in some cases, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. Any of these operational problems, or a combination of them could have a material adverse effect on our cash flows, business, financial condition, results of operations or prospects.
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
Our establishment of a volume manufacturing facility is subject to many risks, including, among others, risks relating to construction, permitting, delays, cost overruns, supply chain constraints, and operating in a new geographic area away from our headquarters.
Our Fremont, California facility currently operates only at a kWh-scale manufacturing capacity. As part of our manufacturing expansion plans, we are in the process of designing a GWh-scale manufacturing facility for our batteries, concurrently with the development of our high-volume manufacturing lines for our SiMaxx and SiCore batteries. We may not be successful in establishing our GWh-scale manufacturing facility. On April 15, 2023, we entered into a lease agreement for premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado, and we are in the process of designing and building our GWh-scale manufacturing facility on these premises.
We will need to operate the manufacturing facility in this new geographic area away from our headquarters. Our potential suppliers and other equipment vendors may also encounter delays, additional costs, and other obstacles in building our manufacturing lines, which are currently unknown. Additionally, although we have tested and validated the performance of our SiMaxx batteries on one supplier’s platform, there is uncertainty as to whether our planned SiMaxx manufacturing line at the new manufacturing facility will be successful. If we fail to complete the construction in an efficient manner, or fail to recruit the required personnel and generally manage our growth effectively, large-scale production of our SiMaxx batteries could be curtailed or delayed. Further, we also plan to establish a manufacturing line for our SiCore batteries at the Colorado facility. Our ability to manufacture SiCore batteries depends on our ability to enter into a supply agreement with Berzelius under commercially reasonable terms. If we fail to achieve large-scale production of our SiCore batteries, due to our inability to reach an agreement with Berzelius, or if we encounter significant engineering or other challenges, performance issues, delays, unforeseen development costs and other obstacles in building the manufacturing line for SiCore batteries, we may have to continue purchasing SiCore materials and batteries to support our customers’ demands, our results of operations would be negatively impacted.
Achieving capacity at commercial scale of high energy density lithium-ion batteries will require us to make significant and increasing capital expenditures to scale our production capacity and improve our supply chain processes. Further, because our silicon anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve up to 500 MWh per year of manufacturing capacity, which estimate does not include costs related to the construction and the build-out of the new manufacturing facility in Colorado. We are continuing the design and pre-construction work of the initial phase of up to 500 MWh that will allow us to be operational in 2025, and we expect to build out additional manufacturing in phases thereafter. The actual costs and time to complete our silicon anode process may materially exceed such estimates, if we are able to at all. Even if we are successful in the establishment of the new facility, our manufacturing capabilities could be affected by cost-overruns, permitting issues, unexpected delays, equipment failures, supply chain constraints, natural disasters, including earthquakes, fire, floods and typhoons, power failures, telecommunications failures, break-ins, war, riots, terrorist attacks, pandemics, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, or cause the loss or corruption of data or malfunctions of software or hardware, and have a material adverse effect on our business.
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

Index to Consolidated Financial Statements
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
We have pursued new product platforms and expanded our product portfolio. We may expend our limited resources to pursue a particular product and fail to capitalize on products that may be more profitable or for which there is a greater likelihood of success.
We recently expanded our product portfolio with the addition of SiCore and have made substantial investments to develop new products and enhancements to our existing products. We may forgo or delay pursuit of other opportunities that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable products or profitable market opportunities. If we fail to pursue products that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition and results of operations could be adversely affected.
Certain of our officers and directors provide services to Amprius Holdings and other entities formerly affiliated with Amprius Holdings.
Certain of our officers and directors provide services to Amprius Holdings. Also, Dr. Kang Sun, our Chief Executive Officer and a member of our board of directors, serves on the boards of certain entities that were formerly affiliated with Amprius Holdings, including serving on the board of directors of Berzelius. There could be competition for the time and effort of such officers and directors and, further, potential conflicts of interests in our transactions with such entities. If such officers and directors do not devote sufficient attention to the management and operation of our business or if such conflicts of interest are not resolved, our business and financial results may suffer.
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

Index to Consolidated Financial Statements
Certain components of our batteries are hazardous and pose safety risks that may cause accidents in our manufacturing facility. We may be subject to financial and reputational risks due to product recalls and product liability claims, and we could face substantial liabilities that exceed our resources.
Due to the high energy density inherent in lithium-ion batteries, our batteries can pose certain safety risks, including the risk of fire. Accidents causing death, personal injury or property damage, can occur, and no high energy density battery will ever be 100% safe. For example, under certain abuse conditions, lithium-ion batteries can go into thermal runaway, which can result in fire. Although we incorporate safety procedures in the research, development, manufacture and transportation of our batteries that are designed to minimize safety risks, the manufacture or use of our battery products may still cause accidents. Any accident, whether occurring at our manufacturing facilities or from the use of our battery products, may result in significant production interruption, delays or claims for substantial damages caused by personal injuries or property damage.
In addition, due to the harsh environments in which batteries are used including extremely low temperature and pressure, and combat for military applications, our batteries go through rigorous testing to ensure safe behavior under abuse-case conditions. Although such tests have been successful to date, we cannot assure you such tests will be successful in the future. If we have to make design changes to address any safety issues, we may have to delay or suspend our planned production, which could materially damage our brand, business, financial condition, results of operations and prospects.
Product liability claims, even those without merit or those that do not involve our battery products, could harm our business, financial condition, results of operations and prospects.
A successful product liability claim against us, resulting from safety issues or otherwise, could require us to pay a substantial monetary award. We may not be able to cover any substantial monetary judgment against us. Moreover, a product liability claim against us or our competitors could generate substantial negative publicity about our battery products and could have a material adverse effect on our brand, business, financial condition, results of operations and prospects.
We may not be able to accurately estimate the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is limited historical basis for making judgments on the demand for our batteries and our ability to develop, manufacture, and deliver our battery products. Our customers’ final purchase orders may not be consistent with our estimates. If we overestimate our requirements, our suppliers may deliver excess inventory, which indirectly would increase our costs and may result in unprofitable sales or write-offs. Given that our batteries are often customized to meet our customers’ specifications, they are susceptible to obsolescence due to their limited shelf life. Because we have no history of large-scale production, we may also be unable to forecast accurately the pace of manufacturing or the take-up of our battery products by our customers.
If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our battery products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors unique to the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of battery components in a timely manner, the delivery of our batteries to our potential customers could be delayed, which would harm our business, financial condition and results of operations. Producing additional battery products to make up for any shortages within a short time frame may be difficult, making us unable to fulfill the purchase orders, especially due to the customized nature of our batteries. In either case, our business, financial condition, results of operations and prospects may be adversely affected.
We may not be able to establish supply relationships for necessary materials, components or equipment or may be required to pay more than anticipated for components or equipment, which could negatively impact our business.
We rely on third-party suppliers, including Berzelius and other manufacturing partners for batteries and components necessary to develop and manufacture our batteries, including key supplies such as our silane gas, substrate foil, electrolytes, separators, and cathode materials. We face risks relating to the availability of these materials and components, including that we will be subject to demand shortages and supply chain challenges and generally may not have sufficient purchasing power to eliminate the risk of price increases for the raw materials and lines we need. For example, we expect to procure the silane gas needed for our GWh-scale manufacturing facility in Colorado from one vendor, a global supplier

Index to Consolidated Financial Statements
of silane and silicon materials; however, we expect that they may not be able to supply the volume required for highly scaled production. We are also in the process of collaborating with other key suppliers but have not yet entered into agreements for the supply of scaled production quantities of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, high-volume production of our batteries will be delayed and we will not be able to meet our production timelines.
Separately, we may be subject to various supply chain requirements regarding, among other things, conflict minerals and labor practices. We may be required to incur substantial costs to comply with these and potential future requirements, which may include locating new suppliers to replace existing ones. We may not be able to find any new suppliers for certain raw materials or components required for our operations, or such suppliers may be unwilling or unable to provide us with products.
We expect to incur significant costs related to procuring various materials required to manufacture and assemble our batteries that will require us to negotiate purchase agreements and delivery lead-times on advantageous terms. We may not be able to control fluctuation in the prices for these materials or negotiate agreements with suppliers on terms that are beneficial to us. Substantial increases in the prices for our raw materials, or our inability to reduce our raw material costs as we scale, would negatively impact our prospects.
Any disruption in the supply of components or materials could temporarily disrupt research and development activities or production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental and regulatory changes, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects.
We are actively monitoring the impacts of armed conflicts between Russia and Ukraine and in the Middle East and are continuing to assess their potential to adversely affect our business. Our business has not been directly impacted by these ongoing armed conflicts, as we have no assets or operations, and we have not purchased materials from Russia, Belarus, Ukraine or the Middle East. To date, we have not experienced any material disruption in our business. Accordingly, we have not yet taken measures to mitigate potential adverse effects of such armed conflicts. However, the length and outcome of such conflicts is highly unpredictable. These conflicts may continue to cause significant market and other disruptions, including significant volatility in commodity prices, supply of components and supply chain interruptions, which could adversely affect our business, financial condition, results of operations and prospects.
Currency fluctuations, geopolitics, trade barriers, embargoes, tariffs or shortages and other general economic or political conditions may limit our ability to obtain key components for our batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could materially and adversely affect our business, financial condition, results of operations and prospects.
Risks Related to Our Business and Industry
The battery market is intensely competitive. Competitors include new entrants and established companies, many of which have significantly greater resources than us. Our battery products must compete with advances in new battery chemistries and manufacturing methods as well as continued improvements in conventional batteries and battery anodes.
The battery market in which we compete continues to evolve rapidly and is highly competitive. To date, we have focused our efforts on our silicon anode technology, which is designed to outperform conventional lithium-ion battery technology and other battery technologies. However, lithium-ion battery technology has been widely adopted and our current competitors have, and future competitors may have, greater resources than us and may also be able to devote greater resources to the development of their current and future technologies. These competitors also may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. In addition, lithium-ion battery manufacturers may make improvements in energy density faster than they have historically, continue to reduce cost and expand supply of conventional batteries and therefore reduce our energy density advantage, which would negatively impact the prospects for our business or negatively impact our ability to sell our battery products at a market-competitive price and with sufficient margins.

Index to Consolidated Financial Statements
There are a number of companies seeking to develop alternative approaches to lithium-ion battery technology. We expect competition in battery technology to intensify. Developments in alternative technologies or improvements in batteries technology made by competitors may materially adversely affect the sales, pricing and gross margins of our batteries. If a competing technology is developed that has superior operational or price performance, or if we fail to accurately predict and ensure that our battery technology can address customers’ changing needs or emerging technological trends, or if our customers fail to achieve the benefits expected from our silicon anode technology, our business prospects would be adversely affected.
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
Our future sales opportunities depend in part on the growth of markets for battery-powered applications. These applications may develop slower or at a size that is less than expected, to the extent they develop at all.
Our growth and future demand for our battery products is dependent in part upon the adoption by consumers of alternative fuel vehicles in general and battery-powered aviation applications and other electrically powered modes of transportation in particular. The market for new energy vehicles is still evolving, characterized by changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors.
Market estimates and growth forecasts are also subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. For example, if the assumptions that we base our market forecasts on, including the continued development and availability of high performance batteries at a competitive price point, OEM investment in aircraft, cars and software, consumer preference and, with respect to electric air transportation, regulatory approval and the requisite infrastructure, are incorrect, this expected growth may occur slower than expected, if it occurs at all. If the market for battery-powered applications in general does not develop as expected, or develops more slowly than expected, our business, financial condition, prospects and results of operations could be adversely affected.
Developments in alternative technology or other fossil fuel alternatives may adversely affect the demand for our battery products.
Significant developments in alternative technologies, such as fuel cell technology, advanced diesel, ethanol or natural gas, or breathing batteries, may materially and adversely affect our business, financial condition, results of operations and prospects in ways that we may not currently anticipate. Existing and other battery technologies, fuels or sources of energy may emerge as customers’ preferred alternatives to our battery products. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced alternative products, which could result in decreased revenue and adversely affect our prospects.
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

Index to Consolidated Financial Statements
We have entered into development agreements and master supply agreements with certain of our customers, and may in the future enter into similar arrangements and development agreements with our customers, including with AALTO Airbus and the U.S. Army. While offering potential benefits, these strategic alliances with OEMs and others could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by our partners and costs of establishing and maintaining new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of our partners and, to the extent any of them suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with them. For example, if we rely on our partners’ manufacturing facilities, those operations would be outside of our control. We could experience delays if our partners do not meet agreed-upon timelines or experience capacity constraints, and in turn, we could lose customers and face reputational harm.
Our ability to grow will depend, in part, on our ability to contract with aviation and EV OEMs to incorporate our batteries in their products, which will require significant time and expense, and may not come to fruition.
Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to contract with aviation and EV OEMs. This process will require significant time and resources, especially for incorporation into EVs. For example, EV manufacturers frequently require several years of evaluation prior to incorporating new products, like our batteries, into their EVs. This evaluation process includes, among other things, extensive safety and abuse tests, performance tests and cost modeling. We have not begun this process with any EV manufacturers. Thus, our efforts to expand our manufacturing and sales to OEMs may not be successful, and may never result in products that achieve market acceptance, create additional revenue or become profitable, thus adversely impacting our business, financial condition, results of operations and prospects.
Our research and development efforts strive to create products that are on the cutting edge of technology and meeting the evolving requirements of our customers, but competition in our industry is high. To secure acceptance of our battery products, we must also constantly develop and introduce cost-effective, increasingly more scalable silicon anode batteries with enhanced functionality and performance to meet evolving industry standards. If we are unable to retain and grow our existing customer relationships, or convert early trial deployments into meaningful orders, our business, financial condition, results of operations and prospects could be materially adversely affected.
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
For our customers who individually represent 10% or more of our revenue, three customers together accounted for 67% and four customers together accounted for 73% of our revenue during the years ended December 31, 2023 and 2022, respectively. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future cash receipts or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our battery products, and there can be no assurance that our existing customers will continue to purchase from us.
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
If our customers choose to reduce purchases, or do not purchase at all, batteries manufactured outside of the United States our revenue could decline and our prospects may be adversely effected.
Our SiCore batteries are based on the innovative, proprietary material system developed by Berzelius, which is a Chinese corporation, and are currently manufactured by our manufacturing partners in China. Our customers may choose to reduce future purchases, or not purchase at all, SiCore batteries manufactured outside of the United States. As such, if the construction of our large-scale facility or our development of manufacturing lines that can produce SiCore batteries are delayed, our business and prospects may be materially and adversely affected.

Index to Consolidated Financial Statements
We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.
We will need additional capital before we commence production at scale, and it may not be available on acceptable terms, if at all. For example, our capital budget assumes, among other things, that our development timeline progresses as planned and our corresponding expenditures are consistent with current expectations, both of which are subject to various risks and uncertainties, including those described herein, and, as needed, that we are able to utilize the At Market Financing (as defined below).
More specifically, we expect our capital expenditures and working capital requirements to increase materially in the near future, as we design our automated, high-volume manufacturing lines and scale up production. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve up to 500 MWh per year of manufacturing capacity, which estimate does not include costs related to the construction and build-out of the new manufacturing facility. Through this process, we expect our operating expenses will increase substantially on account of increased headcount and other general and administrative expenses necessary to support a rapidly growing company.
As a result, we expect to need to access the debt and equity capital markets, including through the At Market Financing, to obtain additional financing in the future. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including:
•market conditions;
•the level of success with our current manufacturing capabilities;
•our operating performance;
•investor sentiment; and
•our ability to incur debt in compliance with any agreements governing our then capital structure.
Further, abrupt political change, terrorist activity, and armed conflict has had an impact on the global economy and financial markets. Although our business has not been directly impacted by such events, as we have no assets or operations, and we have not purchased materials from, Russia, Belarus, Ukraine or the Middle East, it is impossible to predict the extent to which our operations, or those of our customers, suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of military action, sanctions and resulting market disruptions are impossible to predict, but could be material.
In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity challenges. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to generate sufficient funds from operations, raise additional capital or access our existing funds, we may be forced to take actions to reduce our capital or operating expenditures, including by eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, financial condition, results of operations and prospects.
It is not possible to predict the actual number of shares we will sell under the Sales Agreement, if any, or the gross proceeds resulting from those sales.
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through the Sales Agents, shares of our common stock with an aggregate offering price of not more than $100.0 million (the “At Market Financing”). In connection with our execution of the Sales Agreement, we mutually agreed with BRPC II to terminate the Committed Equity Financing, which termination became effective on October 10, 2023.
Subject to certain limitations in the Sales Agreement and compliance with applicable law, we have the discretion to deliver a placement notice to any Sales Agents at any time throughout the term of the Sales Agreement. The number of shares that are sold to or through the Sales Agents after delivering a placement notice will fluctuate based on a number of factors, including the market price of our common stock during the sales period, the limits we set with the Sales Agents in

Index to Consolidated Financial Statements
any applicable placement notice, and the demand for, and trading volume of, our common stock during the sales period. Because the price per share of each share sold will fluctuate during the sales period, it is not possible to predict the number of shares that will be sold or the gross proceeds to be raised in connection with such sales.
Our future growth and success depend in part on our ability to grow our customer base and effectively sell to a wide variety of customers.
Our future success will depend on our ability to grow our customer base and effectively sell to a wide variety of customers. Potential customers include manufacturers of products that tend to be large enterprises or governmental agencies. Sales to these end-customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include, but are not limited to, (i) increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us and (ii) longer sales cycles and the associated risk that substantial time and resources may be spent on a potential end-customer that elects not to purchase our solutions.
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
There is additional risk associated with new enterprises like Amprius, that are encountering new challenges and issues for the first time, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, implementing novel manufacturing processes, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital requirements of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of some or all of your entire investment.
It is difficult to predict our future revenues and appropriately budget for our expenses, and we have limited insight into trends that may emerge and affect our business. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our business, financial condition, results of operations and prospects could be materially affected.
We are an early stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.
We have incurred significant operating losses since our inception. For example, our revenue was $9.1 million and $4.4 million during the years ended December 31, 2023 and 2022, respectively, and we generated net losses of $36.8 million and $17.3 million during the years ended December 31, 2023 and 2022, respectively. We believe that we will continue to incur operating and net losses each fiscal quarter until at least the time we begin scaled production of our batteries.
We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things: continue to incur significant expenses in connection with building out our high-volume manufacturing facility and

Index to Consolidated Financial Statements
manufacturing lines; endeavor to hire the experienced scientific, quality-control, and manufacturing personnel needed to operate our scaled manufacturing processes; increase our sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
If we fail to effectively manage our future personnel growth, we may not be able to market and sell our batteries successfully.
Our future success depends upon our ability to grow, and if we are unable to manage our personnel growth effectively, we may incur unexpected expenses and be unable to meet our eventual customers’ requirements, all of which could materially adversely affect our business, financial condition, results of operations and prospects. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our infrastructure, financial and accounting systems, and controls. We must also attract, train and retain a significant number of scientists, engineers, sales and marketing personnel, technical and manufacturing personnel, and management personnel, and the availability of such personnel may be constrained. See above for more information about the risk on retaining and attracting key employees.
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
Certain of our executive officers have limited experience in the management of a publicly traded company. Public companies are subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. As a result, we may be required to pay higher outside legal, accounting or consulting costs than our competitors, and our management team members may have to devote a higher proportion of their time to issues relating to compliance with the laws applicable to public companies, both of which might put us at a disadvantage relative to competitors.
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
We regularly maintain cash balances at third-party financial institutions, including Silicon Valley Bank, in excess of the Federal Deposit Insurance Corporation insurance limit. Silicon Valley Bank’s temporary failure to return certain of our deposits in March 2023 briefly impacted access to our invested cash or cash equivalents, and a similar failure of a depository institution to return these deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

Index to Consolidated Financial Statements
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. We previously identified two material weaknesses in our internal control over financial reporting that have not been remediated as of December 31, 2023. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The previously identified material weaknesses pertained to the inadequate design and maintenance of internal controls over our financial reporting and close activities and inadequate segregation of duties. More specifically, the material weaknesses were attributed to our inadequate controls on our implementation, use and monitoring of certain new application systems that were implemented during 2023, which resulted in inadequate review of certain transactions. In order to address these identified material weaknesses, we are enhancing our control activities on our application systems, including removing inappropriate level of access on those application systems by our employees, enhancing our controls on our review of transactions entered into our accounting system, and engaging external specialists to assist us in reviewing, testing and monitoring our internal controls on a periodic basis. Our management believes that these actions will enable us to address the material weaknesses that were identified in a timely manner and maintain a properly designed and effective system of internal control over financial reporting and provide appropriate segregation of duties. However, these remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
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
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for annual reports on Form 10-K that we file with the SEC beginning with our Annual Report on Form 10-K for the year ended December 31, 2023. Future assessments will need to include disclosure of any material weaknesses identified by our management on our internal control over financial reporting. Eventually, it is possible that our independent registered public accounting firm will also be required to audit the effectiveness of our internal control over financial reporting in future annual reports on Form 10-K to be filed with the SEC. We are required to disclose changes made on our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 in the future, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
Our ability to utilize our net operating losses, tax credit carryforwards, and certain other tax attributes to offset future taxable income may be subject to certain limitations.

Index to Consolidated Financial Statements
In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If Legacy Amprius experienced an ownership change at any time since its incorporation, we may already be subject to limitations on our ability to utilize Legacy Amprius’ existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our or Legacy Amprius’ pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us. Further, because Legacy Amprius and Amprius Holdings were members of a consolidated group for U.S. federal income tax purposes up to September 14, 2022, the closing date of our business combination with Kensington Capital Acquisition Corp. IV, NOLs and other tax attributes of Legacy Amprius are available to be utilized by any member of the consolidated group. Accordingly, our existing NOLs and other tax attributes may not be available to offset future income tax liabilities.
There is also a risk that changes in law or regulatory changes made in response to the need for some jurisdictions to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic or for other unforeseen reasons, including suspensions on the use of net operating losses, tax credits, and other tax attributes, possibly with retroactive effect, may result in our and Legacy Amprius’ existing net operating losses, tax credits, or other tax attributes expiring or otherwise being unavailable to offset future income tax liabilities. Also the Tax Cuts and Jobs Act requires taxpayers to capitalize research and development expenditures and to amortize domestic expenditures over five years and foreign expenditures over 15 years. If Congress does not modify or repeal this provision, it may result in the acceleration of future taxable income (and associated income tax liabilities) for us. Any resulting income tax liabilities may reduce our future cash flows.
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
The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, results of operations and prospects.
We benefit from certain government subsidies and economic incentives from time to time, including tax credits, rebates and other incentives that support the development and adoption of clean energy technology. For example, the Inflation Reduction Act of 2022 introduces or extends a number of tax credits to promote clean energy development. We cannot assure you that we will be able to benefit from such programs or that these subsidies and incentive programs will be available to us at the same or comparable levels in the future.
We have received commitments of state and local incentive packages providing approximately $10.0 million in total tax incentives relating to our design and buildout of a GWh-scale facility in Brighton, Colorado. Specifically, the Colorado Economic Development Commission approved up to approximately $5.5 million in Job Growth Incentive Tax Credits for us, over an eight-year period, which are contingent upon us meeting net new job creation and salary requirements. The City of Brighton also approved incentives with a total estimated value of approximately $0.9 million, including a five-year property tax rebate of 100% and a 50% rebate on the city’s use tax collected on construction materials. In addition, the Adams County Regional Economic Partnership approved incentives in the form of tax abatement with performance-based contingencies. If we are not able to achieve the performance-based goals set for the incentives, we may not receive any funding or benefits from the state and local governments of Colorado.

Index to Consolidated Financial Statements
Further, government incentives are subject to uncertainties and may be discontinued at any time. For example, in October 2022, we were awarded a $50.0 million cost sharing grant from the United States Department of Energy. The cost sharing grant was dependent on the successful negotiation of a final contract. In June 2023, we and the U.S. Department of Energy mutually agreed to discontinue the negotiation of the cost sharing grant.
Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of clean and renewable energy products or other reasons, may require us to seek additional financing, which may not be obtainable on commercially attractive terms or at all, and may result in the diminished competitiveness of the battery cell industry generally or our silicon anode battery cells in particular. Any change in the level of subsidies and incentives from which we benefit could materially and adversely affect our business, financial condition, results of operations and prospects.
A significant portion of our business depends on sales to the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
We currently rely on U.S. government contracts (as a prime contractor or subcontractor) for a material portion of our revenue and to partially fund our research and development activities, and we believe that the success and growth of our business will continue to include successful procurement of government contracts.
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
Accordingly, our business, financial condition, results of operations and prospects may be adversely affected by certain events or activities, including, but not limited to:
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
•influence by, or competition from, third parties with respect to pending, new, or existing contracts with government customers; and
•increased or unexpected costs or unanticipated delays caused by other factors outside of our control, such as performance failures of our prime contractors or subcontractors.
Any such event or activity, among others, could cause governments and governmental agencies to delay or refrain from purchasing our battery products in the future, reduce the size or payment amounts of purchases from existing or new government customers, or otherwise have an adverse effect on our business, financial condition, results of operations and prospects.
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
Government contracts are also generally subject to greater scrutiny by the government, which can initiate reviews, audits and investigations regarding our compliance with government contract requirements. Current and new regulations or procurement requirements (including, for example regulations regarding counterfeit and corrupt parts, country of origin restrictions, supply chain diligence, mandatory socioeconomic compliance requirements and cybersecurity) or changes to current requirements could limit contracting opportunities and also increase our costs and risk of non-compliance. Failure to comply with government contracting laws, regulations and contract requirements, or adverse findings from a government audit or investigation can lead to criminal, civil or administrative proceedings (including pursuant to the False Claims Act), termination of contracts, forfeiture of profits, suspension of payments, adverse media coverage, fines and suspension or debarment from doing business with U.S. government agencies, all of which may have an adverse effect on our reputation, business, financial condition, results of operations and prospects.
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
We expect to face significant challenges with respect to information security and maintaining the security and integrity of our information systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. We also anticipate receiving and storing confidential business information of our partners and customers. Advances in technology, an increased level of sophistication and expertise of hackers, and new discoveries in the field of cryptography can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data. We may be a target for attacks designed to disrupt our operations or to attempt to gain access to our systems or to data that we possess, including proprietary information that we obtain from our partners pursuant to our agreements with them. We also are at risk for interruptions, outages and breaches of our and our outsourced service providers’ operational systems and security systems, our integrated software and technology, and data that we or our third-party service providers process or possess. These may be caused by, among other causes, physical theft, viruses or other malicious code, denial or degradation of service attacks, ransomware, social engineering schemes, and insider theft or misuse. We have suffered security incidents in the past. In December 2021, we experienced a ransomware incident and notified certain employees of such incident. The security risks we and our outsourced service providers face could also be elevated in connection with the Russian invasion of Ukraine or the conflict in the Middle East, as we and our outsourced service providers are vulnerable to a heightened risk of cyberattacks from or affiliated with nation-state actors, including retaliatory attacks from Russian actors against U.S.-based companies.
The availability and effectiveness of our silicon anode technology and our ability to conduct our business and operations depend on the continued operation of information technology and communications systems, some of which we have yet to develop or otherwise obtain the ability to use. Systems we currently use or may use in the future in conducting our business, including data centers and other information technology systems, will be vulnerable to damage or interruption. Such systems could also be subject to break-ins, sabotage and intentional acts of vandalism, as well as disruptions and security breaches and security incidents as a result of non-technical issues, including intentional or

Index to Consolidated Financial Statements
inadvertent acts or omissions by employees, service providers, or others. We currently use, and may use in the future, outsourced service providers to help provide certain services, and any such outsourced service providers face similar security and system disruption risks as us. Our ability to monitor our outsourced service providers’ security measures is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, acquisition, disclosure, loss, alteration, or destruction of personal, financial, confidential, or other data, including data relating to individuals. Some of the systems used in our business will not be fully redundant, and our disaster recovery planning cannot account for all eventualities. Any data security incidents or other disruptions to any data centers or other systems used in our business could result in lengthy interruptions in our service and may adversely affect our reputation, business, financial condition, results of operations and prospects.
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
Additionally, laws, regulations, and other actual and potential obligations relating to privacy, data hosting and other processing of data, data protection, and data security are evolving rapidly, and we expect to potentially be subject to new laws and regulations, or new interpretations of laws and regulations, in the future in various jurisdictions. These laws, regulations, and other obligations, and changes in their interpretation, could require us to modify our operations and practices, restrict our activities, and increase our costs. Further, these laws, regulations, and other obligations are complex and evolving rapidly, and we cannot provide assurance that we will not be subject to claims, allegations, or other proceedings related to actual or alleged obligations relating to privacy, data protection, or data security. It is possible that these laws, regulations, and other obligations may be inconsistent with one another or be interpreted or asserted to be inconsistent with our business or practices. We anticipate needing to dedicate substantial resources to comply with laws, regulations, and other obligations relating to privacy and data security in order to comply. Any failure or alleged or

Index to Consolidated Financial Statements
perceived failure to comply with any applicable laws, regulations, or other obligations relating to privacy, data protection, or data security could also result in regulatory investigations and proceedings, and misuse of or failure to secure data relating to individuals could also result in claims and proceedings against us by governmental entities or others, penalties and other liability, and damage to our reputation and credibility, and could have a negative impact on our business, financial condition, results of operations and prospects.
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
Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Further, we have not established our intellectual property rights in all countries in the world, and competitors may copy our designs and technology and operate in countries in which it has not prosecuted our intellectual property. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, and competitors’ ability to design around our intellectual property would enable competitors to offer similar or better batteries, in each case potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which, would adversely affect our business, financial condition, results of operations and prospects.
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

Index to Consolidated Financial Statements
We have in the past experienced infringement claims from non-practicing organizations (sometimes referred to as “patent trolls”) filing lawsuits for patent infringement. For example, in December 2020, we settled a patent infringement case against us and agreed to make licensing payments in connection with such settlement. We may be subject to additional infringement claims in the future, and even if we believe such claims are without merit, such claims are time-consuming, expensive to litigate or settle and can divert management’s resources and attention. An adverse determination could require that we pay damages, which could be substantial, or stop using technologies found to be in violation of a third-party’s rights and could prevent us from selling our batteries. In order to avoid these restrictions, we may have to seek a license for the technology. Any such license may not be available on reasonable terms or at all, could require us to pay significant royalties and may significantly increase our operating expenses or otherwise seriously harm our business or results of operations.
In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, financial condition, results of operations and prospects could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s attention.
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
Even if our patent applications succeed and we are issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than what the United States provides. In addition, the claims under any patents that issued to us may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar or limit us from licensing, exploiting, or enforcing any patents issued to us. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that it needs to license or design around, either of which would increase costs and may adversely affect our business, financial condition, results of operations and prospects.
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
Changes in environmental and climate laws or regulations, including laws relating to greenhouse gas emissions, could lead to new or additional investment in manufacturing designs, subject us to additional costs and restrictions, including increased energy and raw materials costs, and could increase environmental compliance expenditures. We are subject to various environmental laws and regulations on air emission, wastewater discharge, solid waste, noise and the disposal of hazardous materials. Cobalt and lithium are toxic materials that are important raw materials in our batteries. We also use, generate and discharge other toxic, volatile and hazardous chemicals and wastes in our research, development and manufacturing activities. Under U.S. environmental regulations, we are required to maintain the pollutant emission levels at the facility within the levels prescribed by the relevant governmental authorities and obtain a pollution discharge permit for water and air emissions. Future changes to environmental laws or permit requirements could require us to install new control equipment or otherwise change operations in order to comply with any such change in laws or permit requirements. In addition, certain laws and regulations require enterprises like us that generate hazardous wastes to engage companies which are licensed and qualified to process the hazardous wastes, and to collect, store, dispose of and transfer the hazardous waste.
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
We cannot assure you that we will be able to comply with all environmental laws and regulations at all times as the environmental legal regime is evolving and becoming more stringent, especially in the United States. Therefore, if these or other governments where we do business impose more stringent regulations in the future, we will have to incur additional substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspect or cause

Index to Consolidated Financial Statements
any loss to any third parties due to our pollutant emission practices, improper handling of hazardous wastes or other environmental noncompliance, we may suffer from negative publicity and may be required to pay substantial fines, pay damages to such third parties, or suspend or even cease operations, all of which may materially and adversely affect our business, financial condition, results of operations and prospects. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.
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
Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws and anti-money laundering laws could subject us to whistleblower complaints, adverse media coverage, investigations, settlements, prosecutions, enforcement actions, fines, damages, loss of export privileges, and severe administrative, civil and criminal sanctions, suspension or debarment from government contracts, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our reputation, business, financial condition, results of operations and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
Our battery products may be subject to U.S. export control laws and regulations including the Export Administration Regulations, the International Traffic in Arms Regulations, and trade and economic sanctions maintained by the Office of Foreign Assets Control. As such, an export license may be required to export, reexport, or transfer our battery products to certain countries, end-users, and end-uses. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments, and persons, as well as for prohibited end-uses. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
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

Index to Consolidated Financial Statements
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
CFIUS could choose to review past or proposed transactions involving us or new or existing foreign investors in us or in Amprius Holdings even if a filing with CFIUS is or was not required at the time of the transaction. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS policies and practices are rapidly evolving, and in the event that CFIUS reviews one or more proposed or existing transactions involving us, there can be no assurances that the transaction parties will be able to maintain, or proceed with, such transactions on terms acceptable to them. For example, CFIUS could seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing our stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things).
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
In June 2022, the import restrictions contained in the Uyghur Forced Labor Prevention Act (“UFLPA”) became effective. The UFLPA creates a rebuttable presumption that any goods mined, produced or manufactured, wholly or in part in the Xinjiang Uyghur Autonomous Region (“XUAR”) of China, or produced by a listed entity, were made with forced labor and are not entitled to entry into the United States. If a shipment is detained, importers are required to present clear and convincing evidence that such goods are not made with forced labor. While we do not source goods from the XUAR or from listed parties, because we import from China, there is risk that our ability to import components and products may be adversely affected by the UFLPA.
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
Our reliance on suppliers in foreign countries, including China, subjects us to risks and uncertainties relating to foreign laws and regulations and changes in relations between the United States and such foreign countries.
Our battery materials are sourced primarily from China and we rely on toll manufacturing partners from China for our SiCore batteries. Under its current leadership, the government of China has been pursuing economic reform policies. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be

Index to Consolidated Financial Statements
successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our partners in China.
China’s regulations affecting the exporting of battery materials and batteries can be unpredictable. China has recently implemented significant restrictions on the export of graphite, a key material for traditional lithium-ion batteries. We cannot predict if China will expand such exporting restrictions to other battery materials or to any finished products. Although our battery materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to restrict or stop exporting these materials, our ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost, or our toll manufacturers may be unable to export finished batteries that incorporate these materials to us. Constrained supply of battery materials may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other battery companies who are able to obtain sufficient quantities of materials from China or other countries. If China were to restrict or stop exporting key materials and/or finished batteries, we may not be able to fulfill customers’ orders or we may incur losses when trying to meet our obligations, which may result in our customers seeking alternative batteries, and in turn, we could lose customers and face reputational harm and penalties.
Any regulatory changes and changes in United States and China relations, or changes in relations with the United States and any other country where we may source battery materials or batteries in the future, may have a material adverse effect on our partners in China and other such countries which could adversely affect our business, financial condition, results of operations and prospects.
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

Index to Consolidated Financial Statements
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
These provisions may frustrate or prevent any attempts by stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, it is governed by the provisions of Section 203 of the Delaware General Corporation Law (DGCL), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
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

Index to Consolidated Financial Statements
unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.
Concentration of ownership among our executive officers, directors and affiliates may prevent new investors from influencing significant corporate decisions.
As of December 31, 2023, our executive officers and directors as a group beneficially own approximately 13.0% of the common stock outstanding. Additionally, certain of our executive officers and directors own interests in Amprius Holdings, which owns approximately 73.4% of our common stock outstanding as of December 31, 2023, and certain of our directors are members of Amprius Holdings’ board of directors. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.
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

Index to Consolidated Financial Statements
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
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act (the “Jobs Act”). As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2027. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we rely on these exemptions, which may result in a less active trading market for our common stock and its price may be more volatile.
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
Sales of a substantial number of shares of our securities in the public market could occur at any time. For example, we have certain registration right obligations with respect to 100,828,672 shares of our common stock constituting approximately 88.6% of our issued and outstanding common stock as of December 31, 2023 (assuming the exercise in full of all of the warrants registered thereunder), as well as the shares underlying the remainder of our public warrants.
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
Additionally, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans and the shares issuable upon exercise of the options outstanding under the Amprius Technologies, Inc. 2016 Equity Incentive Plan, which were an aggregate of 13,636,700 shares of common stock as of December 31, 2023. Subject to applicable securities laws and the satisfaction of any vesting restriction, the shares issued thereunder will be available for immediate resale in the public market.
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

Index to Consolidated Financial Statements
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
We may issue a substantial number of additional shares of common stock under our employee incentive plan (including the 2022 Equity Incentive Plan and the Employee Stock Purchase Plan) or we may issue preferred stock. The issuance of additional securities:
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
The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. If the market price for our common stock is less than $11.50 per share, in the case of our private warrants and public warrants, or $12.50 per share, in the case of our warrants issued as part of units in a private placement (the “PIPE warrants”), we believe warrant holders will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the warrants may expire worthless.
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
The public warrants and private warrants were issued in registered form under the respective warrant agreements. The Warrant Agreement, dated as of March 1, 2022 (the “Warrant Agreement”), by and among us and Continental Stock

Index to Consolidated Financial Statements
Transfer & Trust Company, provides that the terms of the public warrants and private warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and, solely with respect to any amendment to the terms of the private warrants or any provision of the Warrant Agreement with respect to the private warrants, 50% of the number of the then outstanding private warrants. The Warrant Agreement, dated as of September 14, 2022, by and among us and Continental Stock Transfer & Trust Company, provides that the terms of the PIPE warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding PIPE warrants to make any change that adversely affects the interests of the registered holders of PIPE warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of such then-outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of such then-outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of common stock issuable upon exercise of a warrant.
The warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2023, outstanding warrants to purchase an aggregate of 47,720,736 shares of common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of the private warrants and public warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share. To the extent the warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Shares of common stock issuable pursuant to the warrants are not subject to lock-up restrictions. As such, once the warrants are exercised, the holder of such shares issuable upon the exercise of the warrants will be able to resell the shares to the market, subject to other applicable laws. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. Further, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, such warrants may expire worthless.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We recognize the critical importance of maintaining the safety and security of our systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach. Our board of directors is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management. Senior management also devotes significant resources to cybersecurity and risk management processes as well as to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner.
Risk Management and Strategy
We devote significant resources and designate high-level personnel, including our Chief Technology Officer who reports to our President of Amprius Lab, to manage the risk assessment and mitigation process. We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings and related documentation.

Index to Consolidated Financial Statements
We engage third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
For additional information regarding cybersecurity threats that are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to the section titled “Risk Factors” above.
Governance
Our board of directors, led by the Audit Committee, oversees our enterprise risk management, including the management of risks arising from cybersecurity threats. Management provides the board of directors with quarterly cybersecurity reports, which include a review of key performance indicators, test results and related remediation, and recent threats and how the Company is managing those threats. Our board of directors also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been remediated. The chairman of our board of directors, Mr. Donald R. Dixon, is a Director for Business Executives for National Security (BENS.org), and a member of the Aspen Institute’s Cybersecurity Group, the nation’s leading cross-sector public-private cybersecurity forum and he has extensive experience leading cyber security oversight.
The President of Amprius Lab and the Chief Technology Officer are responsible for developing and implementing our information security program and reporting on cybersecurity matters to our board of directors. Our Chief Technology Officer has over 20 years of experience in managing IT, software and hardware systems and leading cybersecurity oversight. He works closely with our third-party managed service provider and managed security service provider to oversee cybersecurity risks, advise on employee trainings and respond to new risks and threats when they occur. We view cybersecurity as a shared responsibility by all operations, and we engage third-party vendors to periodically perform simulations and tabletop exercises across our company and incorporate other external resources and advisors as needed. All newly hired employees are required to complete two cybersecurity trainings during their onboarding process. All employees are required to complete cybersecurity online training every other month, including topics such as spear phishing as well as other awareness training.
We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including ransomware. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. For more information about the cybersecurity risks we face, see the section titled “Risk Factors” above.
Item 2. Properties
We lease our corporate headquarters and manufacturing facilities, which consisted of the following as of December 31, 2023:
•Approximately 51,000 square feet of leased space located in Fremont, California. This leased property, which is being used for our corporate headquarters, research and development, and manufacturing, expires in June 2027 with an option to extend for an additional 5-year period up to June 2032.
•Approximately 774,000 square feet of leased space located in Brighton, Colorado. This leased property, which will be used to build our GWh-scale manufacturing facility, expires in May 2039 with an option to extend for two additional 5-year periods up to May 2049.
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

Index to Consolidated Financial Statements
litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4. Mine Safety Disclosures
None

Index to Consolidated Financial Statements
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock and public warrants began trading on the NYSE under the symbol “AMPX” and “AMPX.W”, respectively, on September 15, 2022. Prior to that date, there was no public trading market for our common stock and public warrants.
Holders
As of March 22, 2024, there were 48 holders of record of our common stock and 28 holders of record of our public warrants. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
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
Recent Sales of Unregistered Equity Securities
None.
Item 6. Reserved
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Amprius,” “we,” “us,” “our” and other similar terms refer (i) prior to the Closing Date, to Legacy Amprius and (ii) after the Closing Date, to Amprius Technologies, Inc.
Overview
We have developed and, since 2018, been in commercial production of ultra-high energy density lithium-ion batteries for mobility applications leveraging a disruptive silicon anode. Our silicon anode technology enables batteries with higher energy density, higher power density, and extreme fast charging capabilities over a wide range of operating temperatures, which results in our batteries providing superior performance compared to conventional graphite lithium-ion batteries. Our silicon anode is a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries, and our manufacturing process leverages the manufacturing process for conventional lithium-ion batteries and the related supply chain.
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems, such as drones and high-altitude pseudo satellites. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by over 100 customers, including AALTO Airbus, AeroVironment, BAE Systems, the U.S. Army

Index to Consolidated Financial Statements
and Teledyne FLIR, and from inception through December 31, 2023, we have shipped approximately 50,000 batteries, which have enabled mission critical applications. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are defended by our portfolio of patents, trade secrets and know-how developed over 10 years of research and development.
We currently offer high performance silicon anode batteries under the following product platforms: SiMaxx and SiCore.
Our SiMaxx batteries are currently manufactured at our headquarters in Fremont, California, where we believe demand for our SiMaxx batteries exceeds our manufacturing capacity. By the end of 2023, we had made significant progress in expanding our current kWh-scale manufacturing line into a MWh-scale manufacturing facility. Once our expansion is in full operation, which we expect to achieve exiting 2024, we anticipate that we will manufacture SiMaxx batteries up to 2 MWh capacity, which is about 10 times our production capacity in 2023. Our SiCore batteries are developed in collaboration with Berzelius. We are also working to meet the expected demand in several rapidly growing addressable markets by designing and building out our newly leased large-scale facility in Brighton, Colorado that can manufacture at a GWh+ scale through an automated, high-volume manufacturing line.
Business Combination
On September 14, 2022, we completed the Business Combination pursuant to the Business Combination Agreement, dated May 11, 2022, by and among the Company, Legacy Amprius, Kensington and Kensington Capital Merger Sub Corp. We accounted for the Business Combination as a reverse recapitalization, with Legacy Amprius deemed to be the acquirer and Kensington deemed to be the acquiree for financial statement reporting purposes. As a result, the assets, liabilities and results of operations of Legacy Amprius became the historical financial statements after the Business Combination. Our assets and liabilities continued to be stated at historical cost and there were no goodwill or other intangible assets recorded. Immediately prior to the closing of the Business Combination, a number of PIPE Investors purchased from us an aggregate of 2,052,000 units at a price of $10.00 per share, pursuant to separate subscription agreements. Each PIPE unit consisted of (i) one share of common stock and (ii) one PIPE warrant to purchase one share of common stock at an exercise price of $12.50 per share. Our net proceeds from the Business Combination and the PIPE were $70.9 million, after deducting transaction and issuance costs.
At Market Issuance Sales Agreement
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million, as described in the prospectus supplement dated October 10, 2023 filed with the Securities and Exchange Commission.
During the year ended December 31, 2023, we sold a total of 89,383 shares of our common stock for an aggregate net proceeds of $0.4 million under the Sales Agreement.
Committed Equity Financing
On September 27, 2022, we entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with B. Riley Principal Capital II, LLC (“BRPC II”), pursuant to which BRPC II was committed to purchase up to $200.0 million of shares of common stock until January 1, 2025 (the “Committed Equity Financing”). Under the Purchase Agreement, we had the right to direct BRPC II to purchase a specified maximum number of shares of common stock, not to exceed certain limitations.
As consideration for BRPC II’s commitment to purchase shares of common stock, we issued 84,793 shares of common stock to BRPC II upon execution of the Purchase Agreement. Shares of common stock issued under the Committed Equity Financing to BRPC II other than the Commitment Shares were purchased by BRPC II at current market prices less a 3.0% fixed discount. During the year ended December 31, 2023, we sold an aggregate of 2,952,763 shares of our common stock for aggregate net proceeds of $19.1 million under the Purchase Agreement.
On October 2, 2023, we and BRPC II mutually agreed to terminate the Purchase Agreement concurrent with our execution of the Sales Agreement. The termination of the Purchase Agreement became effective on October 10, 2023, upon the effectiveness of our registration statement on Form S-3 filed with the SEC in connection with our entrance into the Sales Agreement.

Index to Consolidated Financial Statements
Known Trends, Demands, Commitments, Events, or Uncertainties Impacting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Establishing Manufacturing Capacity
In January 2023, we entered into an amendment to the lease agreement of our facility in Fremont, California, pursuant to which we leased approximately 25,000 square feet of additional space located in the same building as our current headquarters. The additional space enables us to increase our manufacturing line in Fremont, California to MWh-scale capacity. Once our expansion is in full operation, which we expect to achieve exiting 2024, we anticipate that we will manufacture SiMaxx batteries up to 2 MWh capacity, which is about 10 times our production capacity in 2023. This expansion is expected to accelerate our development of technological processes for building batteries at a GWh-scale as we prepare for the design and build out of our high-volume manufacturing facility. In addition, in order to support our customers’ roadmaps and supply forecasts, we entered into an Exclusive Supply Agreement with Berzelius, which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico, and allows us to leverage its existing large-scale production line and manufacturing partners to produce SiCore batteries. Our SiCore batteries will complement our existing SiMaxx batteries and serve as a capacity bridge until our GWh-scale manufacturing facility becomes operational.
On April 15, 2023, we entered into a lease agreement for premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado. In order to meet increased demand for our products, we plan to design and build our GWh-scale manufacturing facility on these premises.
To achieve capacity at commercial scale, we need to establish supply relationships for necessary materials, components and equipment to mass produce our silicon technology for our prospective markets, which will allow us to develop an automated, high-volume manufacturing line to increase production volume. We plan to procure manufacturing equipment that allows for anode and cathode fabrication, battery assembly, and battery testing. The capacity and timing of our future manufacturing requirements, and related capital expenditures, remain uncertain and will depend on a variety of factors, including: our ability to design and construct new manufacturing sites and develop an automated, high-volume manufacturing line for our silicon anode, to mitigate supply chain constraints and manage a new labor force, to utilize planned capacity in our existing facilities, to obtain the required regulatory and zoning permits and approvals, to realize the benefits of any government incentives, and to operate in new geographic areas apart from our current headquarters. Our potential suppliers and other equipment vendors may also encounter delays, including to our expected initial production capacity of up to 500 MWh, along with additional costs, and other obstacles in building our manufacturing line, which are currently unknown. To the extent we are unable to develop an automated, high-volume manufacturing line for our silicon anode, our ability to grow will be adversely affected. Additionally, although we already received and are currently testing the large-scale anode production equipment from centrotherm for our manufacturing line expansion in Fremont, California, the equipment required certain modifications for our needs and there is uncertainty as to whether our planned manufacturing line will be successful. We expect our operating requirements and capital expenditures to increase as we ramp up our manufacturing capacity and expand operations.
Achieving capacity at commercial scale of our high energy density lithium-ion batteries will require us to make significant and increasing capital expenditures to scale our manufacturing capacity and improve our supply chain processes. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve up to 500 MWh per year of manufacturing capacity, which estimate does not include costs related to the construction and build-out of the new manufacturing facility. Because our SiMaxx silicon anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes. Our ability in the future to generate revenue sufficient to achieve profitability will depend largely on our ability to scale production to meet the expected market demand for our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.
Reducing Costs of Manufacturing
We believe focusing on reducing the manufacturing costs of our batteries on a $/kWh basis is an important factor to accelerate the demand for our batteries and the expansion of our customer base. As a result, we will continue to work to develop further and validate our manufacturing processes to enable high-volume manufacturing and reduce manufacturing costs. As the production of our SiMaxx silicon anode requires different equipment than traditional graphite anode manufacturing, our capital equipment costs are likely to be initially higher than equipment used for the production of

Index to Consolidated Financial Statements
graphite anodes. As we scale, we believe we will benefit from reduced per-unit fixed costs, such as overhead, labor and capital expenditures, tool utilization improvements and volume pricing for equipment and materials. We will also seek to reduce costs by optimizing material utilization, throughput and yield. This is complemented by our plans to continue to invest in research and development to improve both battery performance and manufacturing processes. However, until we are able to successfully design and implement an automated, high-volume manufacturing line for our silicon anode and manufacture our batteries at scale, we cannot accurately forecast our manufacturing costs, which may adversely affect our ability to achieve reduced costs in our manufacturing processes. In addition, high inflation may affect our manufacturing costs. If our costs become subjected to significant inflationary pressures, we may not be able to fully offset such higher costs through the increase in prices of the products we sell.
Highly Competitive Market
Our competition includes both established manufacturers and new entrants that are developing new battery technologies and chemistries to address the growing market for electrified transportation solutions. We believe the manufacturers of these batteries will continue to invest funds, time and effort to improve the capabilities of their batteries with the recent developments of silicon anode batteries as a potential alternative to conventional graphite batteries. Currently, we are the only known manufacturer using a 100% silicon anode that is free of any inactive additives. We believe we are the leading company in the market that has a high-performance battery that can meet the requirements of aviation applications. We are not currently producing batteries for EVs. The EV battery industry has a limited number of commercially available batteries that meet the minimum performance specifications. This creates a fast-growing and highly competitive industry for many battery manufacturers to claim market share for commercially acceptable batteries. We believe that there is significant room for improvement in the EV industry in driving range and fast charging capabilities that our silicon technology may address. To compete in the EV industry, we expect that we will need to significantly reduce our manufacturing costs, increase form factors and increase production quantity. One or more of our competitors and potential future entrants may be better capitalized to expand production capacities, have greater resources to commercialize and have greater access to customers in either or both the aviation and EV markets. As such, we may be at a competitive disadvantage and be unable to retain or grow our market share.
Product Development
We expect to continue investing in the development of battery technology with the goal of enabling commercial production. We continue to develop customized battery solutions and deliver standardized samples (i.e., prototypes) of batteries to industry leading manufacturers as well as the federal government. We plan to focus our research and development on the following key areas:
•Improving battery life. To continue to meet the specific needs of our customers and drive adoption of our batteries in new areas of electrified transportation, including the EV space. We are working with chemical compounds as potential additives to the silane gas we use to produce our silicon anodes, which have demonstrated the potential to improve cycle life without negatively impacting other performance characteristics such as energy density.
•Further improvements to energy density. We are engaged in ongoing development activities to explore different cathode materials, including a conversion cathode, to further improve the energy density of our batteries.
•Larger cell form factors. The batteries we have developed and are developing for our customers are typically approximately up to 15Ah for small-sized aircraft. As we expand our customer base, we expect to develop larger form factor batteries for broader electrified transportation applications.
As a result of these efforts, our goal is to fully realize the benefits of our silicon anode technology and develop the highest performing products in the market.
Regulatory Landscape
We operate in an industry that is subject to many established environmental regulations, which have generally become more stringent over time. As we process, store, dispose of, transport, and use hazardous materials, we are subject to laws and regulations surrounding battery safety and transportation, as well as health and production safety laws and regulations governing hazardous materials. We expect that environmental regulations under the current administration could, if adopted, facilitate market demand and revenue growth, while other potential regulations, if adopted, could result in additional operating costs. If we fail to comply with existing and future laws and regulations, our business and results of operations could be adversely affected, such as the imposition of fines, litigation, criminal charges, sanctions by regulators,

Index to Consolidated Financial Statements
or other liabilities. As future regulatory changes are uncertain, we are unable to measure the impact of such changes on our business and our results of operations.
Global Risks
Abrupt political change, terrorist activity, and armed conflict has had an adverse impact on the global economy and financial markets. Although our business has not been directly impacted by such events, as we have no assets or operations, and we have not purchased materials from Russia, Belarus, Ukraine or the Middle East, it is impossible to predict the extent to which our operations, or those of our customers, suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of military action, sanctions and resulting market disruptions and inflationary pressures, and the impact of such changes on our business and our results of operations are impossible to predict, but could be material.
The COVID-19 pandemic has been unpredictable and unprecedented and resulted in significant national and global economic disruption. The extent to which public health emergencies such as the COVID-19 pandemic may impact our business, financial condition, prospects and results of operations is highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any economic recession that has occurred or may occur in the future.
Comparability of Financial Information
Our future results of operations and financial position may not be comparable to historical results as a result of the Business Combination. Since the closing of the Business Combination, we have incurred, and expect to continue to incur, higher capital expenditures related to both the design and build out of our new GWh-scale manufacturing facility and the development of an automated, high-volume manufacturing line for our silicon anode, as well as higher costs for continued research and development efforts, compliance with regulatory matters and other general and administrative expenses, including those related to being a public company.
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
We generate revenue from the (i) sale of finished battery products and (ii) arrangements for customization design services. The customization design services generally include designing and developing custom batteries by applying our existing technology into a customer’s required specifications and delivery of prototype batteries. We recognize revenue at the point in time when control is transferred to the customers, which is generally (i) upon shipment, in the case of sale of finished battery products, and (ii) upon completion and/or delivery of prototype batteries, in the case of customization design services. We also generate revenue from a U.S. federal government expense reimbursement grant that is recognized in the period when we have the right to bill and collect the payment, which is the period in which the qualifying costs have been incurred.
Cost of Revenue
Cost of revenue, which includes the cost of finished goods sold and the cost of customization design services, are comprised primarily of costs of raw materials, labor costs, and the allocation of overhead costs incurred in producing batteries or performing the customization development work and the costs of SiCore batteries purchased from Berzelius. Labor costs consist of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense. Overhead and other costs consist primarily of outside services, utilities, rent, depreciation expense and other facilities-related costs. Costs related to batteries and design services are recognized in the same period as the associated revenue is recognized. In addition, we include under cost of revenue certain non-capitalizable expenses incurred during the

Index to Consolidated Financial Statements
preliminary stage of our plan to construct a GWh-scale manufacturing facility in Brighton, Colorado, such as re-zoning costs and engineering studies. We expect that our cost of revenue will increase as we ramp up manufacturing in our existing facility and when we start building a GWh-scale manufacturing facility.
Research and Development (“R&D”) Expenses
R&D expenses consist mainly of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense of our R&D personnel, outside contractors, materials, R&D equipment for which there is no alternative future use, and allocation of overhead costs, which include utilities, rent, depreciation expense and other facilities-related costs. R&D activities relate to the conceptual formulation and design of preproduction experimental prototypes and models. R&D expenses are expensed as incurred. We expect that our R&D expenses will increase for the foreseeable future as we continue to invest in activities to develop and enhance product capabilities, as well as build and test battery prototypes to meet the expected market demand.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense of our executive and administrative employees, as well as fees for professional and advisory services such as legal, accounting and audit. Selling, general and administrative expenses also include corporate insurance expense, including directors and officers insurance costs, and allocation of overhead costs, which include utilities, rent, depreciation expense and other facilities-related costs. We expect that our selling, general and administrative expenses will increase due to the additional costs for compliance-related requirements resulting from being a public company and investment in additional sales, general and administrative personnel to support the growth of our business.
Other Income, Net
Other income consists mainly of interest income. Other expense during the year ended December 31, 2023 pertains to the loss on write-off of deferred stock issuance costs.
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

Index to Consolidated Financial Statements
Results of Operations
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
The following table summarizes our results of operations during the years ended December 31, 2023 and 2022 (amounts in thousands):

	Year ended December 31,		Change
	2023	2022	$	%
Revenue	$9,053	$4,409	$4,644	105%
Cost of revenue	23,729	10,063	13,666	136%
Gross loss	(14,676)	(5,654)	(9,022)	160%
Gross margin	(162)%	(128)%
Operating expenses:
Research and development	3,677	2,027	1,650	81%
Selling, general and administrative	20,356	10,360	9,996	96%
Total operating expenses	24,033	12,387	11,646	94%
Loss from operations	(38,709)	(18,041)	(20,668)	115%
Other income (expense):
Interest and other income	2,514	709	1,805	255%
Loss on write-off of deferred stock issuance costs	(581)	—	(581)	—%
Total other income, net	1,933	709	1,224	173%
Net loss	$(36,776)	$(17,332)	$(19,444)	112%
Cost of revenue and operating expenses reported above include stock-based compensation as follows (amounts in thousands):

	Year ended December 31,		Change
	2023	2022	$	%
Cost of revenue	$865	$516	$349	68%
Research and development expense	186	27	159	589%
Selling, general and administrative expense	2,829	2,166	663	31%
Total stock-based compensation	$3,880	$2,709	$1,171	43%
Revenue
Revenue increased by $4.6 million, or 105%, to $9.1 million during the year ended December 31, 2023 from $4.4 million in the prior year. The increase was primarily due to a $2.6 million increase in sales of batteries resulting from an increase in volume of orders from existing and new customers and a $2.0 million increase in non-recurring development service revenue due to the completion of customization design services for certain customers. The increase in product revenue during the year ended December 31, 2023 included a $1.9 million increase in sales of SiCore batteries.
Cost of Revenues
Cost of revenues increased by $13.7 million, or 136%, to $23.7 million during the year ended December 31, 2023 from $10.1 million in the prior year. The increase was primarily due to a $10.3 million increase in our production costs, which included a $4.8 million increase in outside services and consulting fees, a $1.6 million increase in direct costs, a $1.6 million increase in personnel-related costs and a $2.3 million increase in other indirect and overhead costs, primarily shared-facility costs, equipment and utility costs. The increase in outside services and consulting fees included nonrecurring fees incurred in connection with our plan to construct a GWh-scale manufacturing facility in Brighton, Colorado.
The increase in cost of revenues was also due to a $1.4 million increase in purchases of SiCore batteries from Berzelius and a $2.0 million increase in service costs due to the completion of non-recurring customization design services for certain customers.

Index to Consolidated Financial Statements
Research and Development Expense
Research and development expense increased by $1.7 million, or 81%, to $3.7 million during the year ended December 31, 2023 from $2.0 million in the prior year. The increase was primarily due to a $0.7 million increase in personnel-related costs, including stock-based compensation expense, due to the hiring of additional personnel involved in research and development activities, and a $1.0 million increase in outside service fees and allocation of overhead costs, primarily shared-facility costs, equipment and utility costs.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $10.0 million, or 96%, to $20.4 million during the year ended December 31, 2023 from $10.4 million in the prior year. The increase was primarily due to our transition to operating as a public company. Drivers of this increase include a $5.2 million increase in professional and consulting fees as we obtained additional outside service assistance related to management initiatives after we became a public company, a $3.0 million increase in personnel-related and compensation costs, including stock-based compensation expense, due to the hiring of additional administrative personnel, a $1.2 million increase in corporate insurance costs, including director and officer insurance costs, and a $0.6 million increase in other general and administrative spend.
Other Income, Net
Other income, net increased by $1.2 million, or 173%, to $1.9 million during the year ended December 31, 2023 from $0.7 million in the prior year. The increase was primarily due to a $1.8 million increase in interest income attributed to a higher amount of funds held, offset by a $0.6 million loss on write-off of deferred stock issuance costs.
Liquidity and Capital Resources
Sources and Uses of Liquidity
Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, contractual obligations and other commitments. We assess liquidity in terms of our cash flows from operations and their sufficiency to fund our operating and investing activities. To meet our obligations, we must continually have sufficient liquid assets.
Prior to the Business Combination, we financed our operations primarily through capital contributions from Amprius Holdings and revenue generated from operations. Since the Business Combination, we have financed our operations primarily though revenue generated from operations, the proceeds from the Business Combination and sale of shares of our common stock under our Purchase Agreement with BRPC II. We expect to rely on our cash and cash equivalents, which was $45.8 million as of December 31, 2023, cash flows from operations and proceeds from the At Market Issuance Sales Agreement to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Annual Report on Form 10-K are issued.
We may receive additional funds from the offering and sale of our shares of our common stock, from time to time, under the At Market Financing with an aggregate offering price of not more than $100.0 million. The At Market Financing became available for use on October 10, 2023. As of December 31, 2023, aggregate proceeds from the At Market Financing were $0.4 million through the sale of 0.1 million shares and subsequent to December 31, 2023, aggregate proceeds were approximately $6.5 million through the sale of approximately 2.0 million shares as of March 18, 2024. Actual sales, if any, of shares of common stock in the At Market Financing will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may be able to raise funds through the At Market Financing.
Concurrent with the execution of the Sales Agreement, we mutually agreed with BRPC II to terminate the Purchase Agreement. From January 1, 2023 through the termination of the Purchase Agreement on October 10, 2023, we received aggregate proceeds of $19.1 million from sale of shares of our common stock under the Purchase Agreement.
In addition, we may receive up to $550.8 million from the exercise in full of all outstanding warrants. The exercise price of our public warrants and private warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share. As of December 31, 2023, we had an aggregate of 45,668,236 public warrants and private warrants and 2,052,500 PIPE warrants outstanding. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. If the market price for our common stock

Index to Consolidated Financial Statements
is less than $11.50 per share, in the case of the public warrants or private warrants, or $12.50 per share, in the case of the PIPE warrants, we believe warrant holders will be unlikely to exercise their warrants.
Furthermore, while we have been successful in obtaining certain external funding through government grants or incentives, future efforts to obtain such funds may be unsuccessful. For example, in October 2022, we were awarded a $50.0 million cost sharing grant from the U.S. Department of Energy (“DOE”). The cost sharing grant was dependent on the successful negotiation of a final contract. In June 2023, we and the DOE mutually agreed to discontinue the negotiation of the cost sharing contract.
Our ability to become profitable is dependent upon future events, including obtaining adequate financing to fund our business plan, completing the design and build out of our GWh-scale manufacturing facility, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.
We expect our capital expenditures and working capital requirements to increase materially in the near future. At our headquarters in Fremont, California, we currently operate a kWh-scale manufacturing line that we are expanding in order to achieve production on a MWh-scale. To meet the demand for our batteries, we are in the process of designing and then building a new GWh-scale manufacturing facility in Brighton, Colorado. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve up to 500 MWh per year of manufacturing capacity, which estimate does not include costs related to the construction and the build-out of the new manufacturing facility. We are continuing the design and pre-construction work of the initial phase of up to 500 MWh that will allow us to be operational in 2025, and we expect to build out additional manufacturing in phases thereafter.
We have incurred net losses to date. During the year ended December 31, 2023, we incurred a net loss of $36.8 million. We expect to incur additional losses and increased expenses in future periods, including those associated with the design and build out of our GWh-scale manufacturing facility, continued research and development, and increased employee headcount to support those efforts.
As of December 31, 2023, our contractual obligations consisted primarily of our noncancellable operating lease agreements for our corporate headquarters and manufacturing facilities in Fremont, California and in Brighton, Colorado. As of December 31, 2023, the total future minimum lease payments under these operating lease agreements were approximately $71.3 million over a weighted-average lease term of 14.4 years, of which a total of $1.1 million is payable over the next twelve months. For additional information about our leases, please refer to Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Year ended December 31,		Change
	2023	2022	$
Net cash used in operating activities	$(25,553)	$(13,882)	$(11,671)
Net cash used in investing activities	$(17,550)	$(1,481)	$(16,069)
Net cash provided by financing activities	$19,168	$73,626	$(54,458)
Net Cash Used in Operating Activities
Our primary source of cash provided by operations is revenue from the sale of batteries and customization design services. Our uses of cash in our operating activities primarily include payments for personnel-related costs, procurement

Index to Consolidated Financial Statements
of finished batteries or materials used to produce our batteries, professional and outside service fees, and other general corporate expenses.
Net cash used in operating activities increased to $25.6 million during the year ended December 31, 2023 from $13.9 million during the year ended December 31, 2022 primarily due to increases in personnel-related costs as we hired additional employees, professional and consulting fees as we utilized additional outside services after we became a public company, and corporate insurance costs, including directors’ and officers’ insurance costs. We also incurred non-capitalizable preliminary design costs related to our GWh-scale manufacturing facility in Brighton, Colorado.
Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities increased to $17.6 million during the year ended December 31, 2023 from $1.5 million during the year ended December 31, 2022 primarily due to purchases of production equipment and improvements made to expand our manufacturing facility in Fremont, California as well as initial designs costs for our manufacturing facility in Brighton, Colorado.
Net Cash Provided by Financing Activities
Our primary source of cash provided by financing activities consists of proceeds from issuance of common stock. Our primary cash usage for financing activities consists of payments related to the issuance of common stock.
Net cash provided by financing activities decreased to $19.2 million during the year ended December 31, 2023 from $73.6 million during the year ended December 31, 2022. Net cash provided by financing activities during the year ended December 31, 2023 consisted primarily of the net proceeds from the issuance of common stock in connection with the Purchase Agreement and Sales Agreement. The decrease was due primarily to the approximately $70.9 million non-recurring net proceeds from the consummation of the Business Combination and PIPE investment in September 2022.
Related Party Transactions
Prior to the closing of the Business Combination, we had a service agreement with Amprius Holdings whereby Amprius Holdings provided certain services to us, such as management and administrative services, access to information technology and engineering services. The expenses incurred by Amprius Holdings in connection with the service agreement were allocated to us and were deemed as capital contributions. Amprius Holdings also provided cash advances to support our working capital requirements. Those cash advances were forgiven and deemed as capital contributions. The total deemed capital contributions during the year ended December 31, 2022 was $0.5 million and none during the year ended December 31, 2023.
We also had a licensing agreement with Amprius Holdings to use their patents and licenses. In February 2023, Amprius Holdings assigned to us all of its patents, patent applications, registered trademarks and trademark applications. The transfer of Amprius Holdings’ intellectual properties to us had no impact on our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Additionally, we purchased and may continue to purchase raw materials and development materials from two previous related parties that were owned and controlled by Amprius Holdings, including finished batteries for our SiCore product platform from Berzelius. We do not have purchase commitments with these previous related parties.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. This means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, we have the option to adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. We have elected to use the extended transition period for complying with new or revised accounting standards unless we otherwise early adopt selected standards.

Index to Consolidated Financial Statements
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
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions. Our critical accounting estimates include estimates that require significant assumptions or that involve a significant level of uncertainty at the time the estimate was made, and changes in them may likely have a material effect on our financial condition or results of operations. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
Our summary of significant accounting policies are more fully described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Leases
We recognize on the commencement date a right-of-use (“ROU”) asset and a lease liability on our lease agreements, or agreements that contains a lease. The lease liability is estimated based upon the present value of the fixed lease payments over the non-cancelable lease term. The ROU asset is estimated based on the amount of initial lease liability recorded and adjustment for certain lease-related transactions. When we estimate the lease liability, we use an incremental borrowing rate(“IBR”) if the implicit rate of the lease is not determinable. The IBR is estimated by using a recovery rate approach, which includes certain subjective assumptions such as performing a credit analysis on the company, leveraging the corporate default and recovery rates published by a credit rating agency, and using risk-free and undiscounted rates of comparable companies based on our credit analysis. Changes in the IBR, or the assumptions used to estimate the IBR, may significantly affect the amount of lease liability and ROU asset that we recognize.
Stock-Based Compensation
We measure stock-based compensation for stock options at fair value on the date of grant using the Black-Scholes option-pricing model, which requires the use of certain assumptions such as the expected term, expected volatility, risk-free interest rate and expected dividend. The inputs used in the Black-Scholes option-pricing model are based on subjective estimates. Additionally, the Black-Scholes option-pricing model requires us to input the fair value of our common stock. Prior to becoming a public company, we estimated the fair value of our common stock based on the determination of the board of directors, input from management and a contemporaneous valuation analysis from a third-party. Due to the subjective nature of the inputs used to measure the grant-date fair value of stock options, any changes in those inputs may significantly affect the amount of stock-based compensation expense that we recognize.
•Expected Term — Since we do not have sufficient historical experience for determining the expected term, we derive the expected term based on the simplified method for awards that qualify as plain-vanilla options.
•Expected Volatility — Since we have limited trading history on our common stock, we estimate volatility for stock option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the option grant’s expected term.
•Risk-Free Interest Rate — We base the risk-free interest rate on the implied yield available on the U.S. Treasury zero coupon issues with a remaining term equivalent to the expected term of the option.
•Expected Dividend — We estimate expected dividend yield to be zero because we have not paid dividends in the past and have no plans to pay dividends on our common stock.
•Fair Value of Common Stock — For stock option grants made prior to the Business Combination, we estimated the fair value of Legacy Amprius common stock based on the determination of our board of directors at the date of the stock option grant, with inputs from management and third-party valuations. The third-party valuations were performed in accordance with the American Institute of Certified Public Accountants’ Accounting and

Index to Consolidated Financial Statements
Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). The Practice Aid identifies various available methods for allocating the enterprise value across classes of capital stock in determining the fair value of Legacy Amprius’ common stock at each valuation date. The probability-weighed expected return method and the Option Pricing Method were the most appropriate methods used for determining the fair value of Legacy Amprius’ common stock. In addition to the third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of the grant date, including:
•stage of development;
•external market conditions affecting the industry and trends within the industry, including a review of the performance and metrics of guideline public companies;
•financial position, including cash on hand, and historical and forecasted performance and operating results;
•the lack of an active public market for such common stock;
•the likelihood of achieving a liquidity event, such as a “Special Purpose Acquisition Company” transaction or sale of our company in light of prevailing market conditions; and
•an analysis of initial public offerings and the market performance of similar companies in the industry.
Carve-out Basis of Historical Financial Statements
Prior to the Business Combination, our financial statements were presented on a carve-out basis using our historical results of operations and historical basis of assets and liabilities derived from the accounting records of Amprius Holdings and adjusted as necessary to conform with U.S. GAAP. Those carve-out basis financial statements include certain general and administrative expenses that were allocated to us from Amprius Holdings. Those allocations were based on estimates, and if those estimates were not accurate or not complete, the amounts reported on our historical balance sheet and statements of operations prior to the Business Combination may not be reasonable. We believe that the assumptions we used were reasonable and consistently applied for the periods presented prior to the Business Combination.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide information under Item 7A.

Index to Consolidated Financial Statements
Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Amprius Technologies, Inc.
Fremont, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Amprius Technologies, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2022.
Houston, Texas
March 28, 2024

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$45,761	$69,696
Accounts receivable	1,265	686
Inventories	730	500
Deferred costs	779	1,897
Prepaid expenses and other current assets	1,987	2,394
Total current assets	50,522	75,173
Non-current assets:
Property, plant and equipment, net	21,760	4,236
Operating lease right-of-use assets, net	35,149	2,751
Deferred costs	—	367
Other assets	305	644
Total assets	$107,736	$83,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,341	$1,028
Accrued and other current liabilities	5,594	2,708
Deferred revenue	3,434	2,660
Operating lease liabilities	1,088	521
Total current liabilities	13,457	6,917
Non-current liabilities:
Deferred revenue	—	720
Operating lease liabilities	34,479	2,501
Total liabilities	47,936	10,138
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 88,869,463 and 84,610,114 shares issued and outstanding at December 31, 2023 and 2022, respectively	9	8
Additional paid-in capital	189,454	165,912
Accumulated deficit	(129,663)	(92,887)
Total stockholders’ equity	59,800	73,033
Total liabilities and stockholders’ equity	$107,736	$83,171
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In thousands, except share and per share data)	2023	2022
Revenue	$9,053	$4,409
Cost of revenue	23,729	10,063
Gross loss	(14,676)	(5,654)
Operating expenses:
Research and development	3,677	2,027
Selling, general and administrative	20,356	10,360
Total operating expenses	24,033	12,387
Loss from operations	(38,709)	(18,041)
Other income (expense):
Interest and other income	2,514	709
Loss on write-off of deferred stock issuance costs	(581)	—
Total other income, net	1,933	709
Net loss	$(36,776)	$(17,332)
Weighted-average common shares outstanding:
Basic and diluted	86,196,391	71,342,720
Net loss per share of common stock:
Basic and diluted	$(0.43)	$(0.24)
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of January 1, 2022	65,772,001	$7	$89,252	$(75,401)	$13,858
Cumulative effect adjustment from the adoption of ASC 842	—	—	—	(154)	(154)
Issuance of common stock in connection with business combination and PIPE investment, net of issuance costs	18,392,366	1	70,937	—	70,938
Issuance of common stock in connection with a stock purchase agreement	84,793	—	—	—	—
Capital contributions from Amprius Holdings	—	—	505	—	505
Exercise of stock options	146,566	—	44	—	44
Exercise of stock warrants	214,388	—	2,465	—	2,465
Stock-based compensation	—	—	2,709	—	2,709
Net loss	—	—	—	(17,332)	(17,332)
Balance as of December 31, 2022	84,610,114	8	165,912	(92,887)	73,033
Issuance of common stock in connection with the Stock Purchase Agreement, net of issuance cost	2,952,763	1	18,981	—	18,982
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	89,383	—	370	—	370
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,217,103	—	310	—	310
Exercise of stock warrants	100	—	1	—	1
Stock-based compensation	—	—	3,880	—	3,880
Net loss	—	—	—	(36,776)	(36,776)
Balance as of December 31, 2023	88,869,463	$9	$189,454	$(129,663)	$59,800
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(36,776)	$(17,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,880	2,709
Depreciation and amortization	1,806	1,539
Amortization of deferred costs	3,057	1,585
Non-cash operating lease expense	1,148	556
Loss on write-off of deferred stock issuance costs	581	—
Changes in operating assets and liabilities:
Accounts receivable	(579)	(424)
Inventories	(230)	—
Deferred costs	(1,572)	(1,939)
Prepaid expenses and other current assets	407	(2,282)
Other assets	(9)	—
Accounts payable	616	517
Accrued and other current liabilities	3,065	1,155
Deferred revenue	54	516
Operating lease liabilities	(1,001)	(482)
Net cash used in operating activities	(25,553)	(13,882)
Cash flows from investing activities:
Purchase of property, plant and equipment	(17,550)	(1,481)
Net cash used in investing activities	(17,550)	(1,481)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the Stock Purchase Agreement	19,087	—
Proceeds from issuance of common stock in connection with the At Market Issuance Sales Agreement	371	—
Payment of financing costs in connection with the Stock Purchase and At Market Issuance Sales agreements	(601)	(326)
Proceeds from issuance of common stock in connection with Business Combination and PIPE investment	—	77,884
Payment of transaction and issuance costs in connection with Business Combination and PIPE investment	—	(6,946)
Proceeds from exercise of stock options	310	44
Proceeds from exercise of stock warrants	1	2,465
Capital contributions from Amprius Holdings	—	505
Net cash provided by financing activities	19,168	73,626
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,935)	58,263
Cash, cash equivalents and restricted cash, beginning of year	69,752	11,489
Cash, cash equivalents and restricted cash, end of year	$45,817	$69,752
Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$45,761	$69,696
Restricted cash included in other assets	56	56
Total cash, cash equivalents and restricted cash	$45,817	$69,752
Supplemental disclosure of non-cash investing and financing information:
Unpaid purchases of property, plant and equipment	$1,864	$83
Unpaid financing costs in connection with a stock purchase agreement	$—	$263
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
Until the agreement was terminated in May 2022, we previously had an intercompany agreement with our former parent company and current majority shareholder, Amprius, Inc. (“Amprius Holdings”), to license intellectual property rights to continue to develop silicon nanowire technology. Under this agreement, Amprius Holdings provided us with management oversight, access to personnel, access to cash and rights to use its assets, such as the use of intellectual property, equipment, and manufacturing and office facilities. In 2020, Amprius Holdings assigned its assets to us, which we treated as capital contributions.
Business Combination
On September 14, 2022 (the “Closing Date”), we completed a business combination pursuant to the Business Combination Agreement, dated May 11, 2022 (the “Business Combination Agreement”), by and among the Company, Amprius Technologies Operating, Inc. (formerly known as Amprius Technologies, Inc. or “Legacy Amprius”), Kensington Capital Acquisition Corp. IV, and Kensington Capital Merger Sub Corp. (“Merger Sub”). Pursuant to the terms of the Business Combination Agreement, Kensington Capital Acquisition Corp. IV changed its jurisdiction of incorporation by domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”), upon which it changed its name to “Amprius Technologies, Inc.,” and a business combination between Kensington Capital Acquisition Corp. IV and Legacy Amprius was effected through the merger of Merger Sub with and into Legacy Amprius, with Legacy Amprius surviving as a wholly owned subsidiary of the Company (together with the Domestication and the other transactions contemplated by the Business Combination Agreement, the “Business Combination”).
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
Liquidity and Capital Resources
Since our inception, we have incurred recurring losses and negative cash flows from operations. During the year ended December 31, 2023, we incurred a net loss of $36.8 million and at December 31, 2023, the accumulated deficit was $129.7 million. We expect to incur additional losses in the future as we scale our business and increase our operating expenditures, such as increasing our research and development spend and headcount. Additionally, we expect to increase our capital expenditures as we complete the design and build-out of a GWh-scale manufacturing facility in Brighton, Colorado. We may need to raise additional funds in order to meet our future operating and capital expenditure requirements, and we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If sufficient funding is not raised, we may need to reduce our spending activities, which may

Index to Consolidated Financial Statements
negatively affect our ability to achieve our operating goals. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution.
On October 2, 2023, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (the “Sales Agents”), pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million.
In connection with our execution of the Sales Agreement, we mutually agreed with B. Riley Principal Capital II, LLC (“BRPC II”), an affiliate of B. Riley Securities, Inc., to terminate the Common Stock Purchase Agreement (“Purchase Agreement”), whereby BRPC II had committed to purchase up to $200.0 million of our common stock until January 1, 2025. The termination of the Purchase Agreement became effective on October 10, 2023. The cumulative proceeds from the sale of shares under the Purchase Agreement was $19.1 million.
On June 2, 2023, we and the U.S. Department of Energy’s Office of Manufacturing and Energy Supply Chains mutually agreed to end the negotiation for a $50.0 million cost-sharing grant demonstration project under the Bipartisan Infrastructure Law.
We had cash and cash equivalents of $45.8 million as of December 31, 2023. We believe that our cash and cash equivalents and cash flows from operations will be sufficient to fund our obligations over twelve months from the date these consolidated financial statements are issued.
Other Risk and Uncertainties
We face risks related to abrupt political change, terrorist activity, and armed conflict such as the military conflicts between Russia and Ukraine and in the Middle East, which has led to significant volatility in the global economy, resulting in inflation, volatility in the credit and capital markets, and interruption in the global supply chain. Although these conflicts did not have an adverse impact on us to-date, the future outcome of such conflicts is highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.
We also faced risks related to the COVID-19 pandemic, which has been unpredictable and unprecedented and resulted in significant national and global economic disruption. The extent to which public health emergencies such as the COVID-19 pandemic may impact our business, financial condition, prospects and results of operations is highly uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we and our customers may continue to experience its negative effect, which may adversely affect our future financial condition, results of operations and cash flows.
Note 2.    Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.
The significant accounting policies described below, together with Note 1 and other notes that follow, are an integral part of the consolidated financial statements.
In connection with the closing of the Business Combination in fiscal year 2022, whereby Legacy Amprius was determined as the accounting acquirer for accounting and reporting purposes, the historical financial statements of Legacy Amprius became the historical financial statements of the combined company and no goodwill or other intangible assets were recorded. As a result, the accompanying consolidated financial statements reflect (i) the assets and liabilities of Legacy Amprius at their historical cost; (ii) the historical operating results of Legacy Amprius prior to the Business Combination; and (iii) Legacy Amprius’ equity structure, which has been retroactively restated in the period prior to the Business Combination to reflect the number of shares of the Company’s common stock issued to Legacy Amprius stockholders. As such, the shares, corresponding capital amounts, and net loss per share related to Legacy Amprius common stock have been retroactively restated to reflect the effect of the exchange ratio of 1.45590 (the “Exchange Ratio”) established in the Business Combination.

Index to Consolidated Financial Statements
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
•Prior to the distribution of Amprius Holdings’ other subsidiaries in February 2022, the shared expenses of Amprius Holdings were allocated equally between us and Amprius Holdings’ other subsidiaries. After February 2022, and up to the Closing Date of the Business Combination, those expenses were fully allocated to us.
Management believes that the assumptions described above, including the allocation of certain shared expenses, are reasonable and consistently applied for the periods presented prior to the Business Combination. However, the financial statements that were presented prior to the Business Combination may not be indicative of our future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had we operated as a separate and standalone entity.
Reclassification
Certain accounts in the prior year consolidated financial statements were reclassified to conform with the current year presentation. The reclassification had no impact on our consolidated balance sheet, net loss and cash flows in the prior year period.
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

Index to Consolidated Financial Statements
Our significant accounting estimates include useful lives of property, plant and equipment; valuation of deferred taxes; lower of cost or net realizable adjustment of inventory; carve-out of financial statements including the allocation of assets, liabilities and expenses prior to the Business Combination; incremental borrowing rate used in calculating lease obligations and right-of-use assets; and fair value of common stock and other inputs used to value stock-based compensation awards prior to the Business Combination.
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
In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considering counterparty credit risk in our assessment of fair value.
We had a money market fund amounting to $36.7 million and $69.4 million as of December 31, 2023 and 2022, respectively, which was measured at Level 1 fair value based on the active market price of such instrument.
We did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of December 31, 2023 and 2022.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the years ended December 31, 2023 and 2022.
Cash, Cash Equivalents and Restricted Cash
Cash consists of bank deposits and cash equivalents consist of a money market fund with original maturity of less than 90 days from the date of purchase.
Restricted cash pertains to a cash collateral required by our lessor to satisfy a letter of credit requirement under a lease agreement. Restricted cash, which is included in other assets in the accompanying consolidated balance sheets, was $56 thousand as of December 31, 2023 and 2022.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash, cash equivalents, restricted cash and accounts receivable. We maintain our cash, cash equivalents and restricted cash with major financial institutions that may at times exceed federally insured limits. We have not experienced losses on our financial assets held in these financial institutions. Management believes that these financial institutions are financially sound with minimal credit risk.
Accounts receivable consist mainly of amounts due from U.S. government agencies or sponsored entities and large public entities which limits our credit risk. Through December 31, 2023, we have not experienced any credit losses.
During the year ended December 31, 2023, three customers individually represented 37%, 18% and 12% of our revenue. During the year ended December 31, 2022, four customers individually represented 24%, 20%, 18% and 11% of our revenue.

Index to Consolidated Financial Statements
As of December 31, 2023 and 2022, three customers represented 80% and 88%, respectively, of our total accounts receivable.
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
Revenue Recognition
We generate revenue from the (i) sale of finished battery products and (i) arrangements for customization design services. The customization design services generally include designing and developing custom batteries by applying our existing technology into a customer’s required specifications and delivery of prototype batteries.
We recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To achieve the core principle of revenue recognition, we apply the following steps pursuant to Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers:
1.Identify the contract with the customer. We generally enter into fixed-price agreements which outline the terms of our arrangements with the customers. We may also receive purchase orders or enter into statements of work to establish the terms of our arrangements with our customers.
2.Identify the performance obligations in the contract. Our contract to sell finished battery products do not require customization. Our contract for customization design services vary depending on the customers’ requirements, which may include (i) designing custom batteries, (ii) providing progress reporting, (iii) developing preliminary batteries, (iv) testing battery performance and (v) delivering final battery prototypes. Those promises are generally inputs to a combined output and are accounted for as a single performance obligation.
3.Determine the transaction price. Transaction price is based upon the amount of consideration that our customers agree to pay for the goods or services we deliver. Payment terms for our customization design service contracts are generally based on the achievement of defined milestones. Since revenue is generally recognized at the point in time when control transfers to the customer, the variable consideration, if any, is not considered to be constrained at the inception of the contract and the transaction price equals the cumulative payments to which we are entitled to.
4.Allocate the transaction price to the performance obligations in the contract. Generally, our contracts with customers contain a single performance obligation; therefore, allocation is not necessary.
5.Recognize revenue when, or as, a performance obligation is satisfied. We recognize revenue at the point in time when control is transferred to the customers, which is generally (i) upon shipment, in the case of sale of finished battery products, and (ii) upon completion and/or delivery of prototype batteries, in the case of customization design services.
In case a customer requests us to keep the finished products, such as in a “bill-and-hold” arrangement, we recognize revenue from such arrangement when the control is transferred to such customer. Control under a bill-and-hold arrangement occurs when the title and risk of loss on the finished products have passed to the customer and we do not have the ability to use or sell them to other customers. Finished products under a bill-and-hold arrangement are stored in our premises, but segregated from our own inventories.
Grant Revenue
Payment from the U.S. federal government under a nonrefundable expense reimbursement arrangement is treated as government grant. An expense reimbursement grant entitle us to claim reimbursement of certain qualified expenses incurred in support of our product development programs. The nature and amount of such expenses are determined by each respective grant.

Index to Consolidated Financial Statements
We determined that government grants are outside the scope of Topic 606, Revenue from Contracts with Customers, because such grants do not involve a reciprocal transfer in which each party receives and sacrifices approximately commensurate value. Therefore, the grants meet the definition of a contribution and are non-exchange transactions. In absence of explicit US GAAP guidance on contributions received from government agencies, we apply by analogy the recognition and measurement guidance under International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. Following this approach, we recognize grants at fair value only when there is reasonable assurance that we will comply with the conditions of the grants, and that the grants will be received. We recognize as revenue the amounts received or receivable from expense reimbursement grants to the extent, and in the period in which, the qualifying costs have been incurred.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, less any estimated allowance for credit losses. An allowance for credit losses is recognized based on our evaluation of relevant information, such as the age of the receivable, collection experience and certain credit risk factors affecting our customers. A receivable deemed to be uncollectible is written off against a previously established allowance and recoveries are recognized when the cash is received. We do not accrue interest on past due balances and require no collateral. We have not experienced any significant losses from accounts receivable. We had no allowance for credit losses as of December 31, 2023 and 2022.
Inventories
Inventories, which consist of raw materials, work-in-process and finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is determined based upon the estimated selling price of the inventory in the ordinary course of business, less reasonably predictable costs of completion or disposal and transportation. The cost of raw materials, work-in-process and finished goods generally exceeds their respective realizable value. When an inventory is adjusted to its net realizable value, a new cost basis is established and such cost is not adjusted for any potential recovery or increase in cost. Obsolete inventories are written off to cost of goods sold.
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
Assets that are being built or constructed are recorded as construction in progress. Depreciation for those assets begins when the assets are ready for their intended use.
Expenditures for repairs and maintenance are expensed as incurred. Upon disposition, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.
Impairment of Long-Lived Assets
We review the valuation of long-lived assets, which consisted mainly of property, plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets or asset groups is calculated based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using the estimated cash flows discounted at a rate commensurate with the risk involved. Based on management’s assessment, there were no impairment losses recorded during the years ended December 31, 2023 and 2022.

Index to Consolidated Financial Statements
Leases
We determine if an arrangement is a lease, or contains a lease, by evaluating whether there is an identified asset and whether we control the use of the identified asset throughout the period of use. We determine the classification of the lease, whether operating or finance lease, at the lease commencement date, which is the date we obtain control of the leased asset.
We recognize the right-of-use (“ROU”) assets and lease liabilities on the lease commencement date based upon the present value of the fixed lease payments over the non-cancelable lease term, unless it is reasonably certain that any renewal or termination option will be exercised. Variable costs, such as common area maintenance fees, property insurance and property taxes, are not included in the measurement of the ROU assets and lease liabilities, but are expensed as incurred. As the implicit rate of the leases is not determinable, we use an incremental borrowing rate in determining the present value of the lease payments. We do not recognize ROU assets on lease arrangements with a term of 12 months or less. Lease expense for such arrangements is recognized on a straight-line basis over the term of the lease. We account for the lease components and non-lease components as a single lease component. Modifications are assessed to determine whether incremental differences result in new contract terms and should be accounted for as a new lease or whether the additional right of use should be included in the original lease and continue to be accounted for with the remaining ROU asset.
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
Warranty Liability
We provide guarantee that products sold to customers will meet the published or agreed upon specification. Products that do not meet specification are replaced at no charge to the customer. We had no significant warranty claims based on our historical experience. Based on our assessment, we have not recorded a warranty liability as of December 31, 2023 and 2022.
Loss Contingencies
In the normal course of business, we may be involved in claims and legal proceedings. We record a liability for such matters when it is probable that a loss has been incurred and the amounts can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. Legal costs associated with these loss contingencies are expensed as incurred.
Deferred Costs
Certain costs, which consist primarily of payroll-related costs, are initially deferred when (i) the costs relate directly to a customer contract, (ii) the costs generate or enhance our resources that will be used in satisfying future performance obligations, and (iii) the costs are expected to be recovered. If these criteria are not met, the costs are expensed as incurred. Deferred costs are recognized as cost of revenues in the period when the related revenue is recognized, except when the costs incurred exceed the amount expected to be recovered, in which case they are expensed as incurred. The recoverable amount is estimated to equal the amount of consideration that we have received but not yet recognized as revenue, plus the amount that we expect to receive in the future.
Cost of Revenues
Cost of revenue, which includes the cost of finished goods sold and the cost of customization design services, are comprised primarily of costs of raw materials, labor costs and the allocation of overhead costs incurred in producing batteries or performing the customization development work, and the costs of silicon anode batteries purchased from Berzelius (Nanjing) Co. Ltd., which prior to February 2022 was a subsidiary of Amprius Holdings. Labor costs consist of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense. Overhead and other costs consist primarily of outside services, utilities, rent, depreciation expense and other facilities-related costs. Costs related to batteries and design services are recognized in the same period as the associated revenue is recognized. In addition, we include under cost of revenue certain non-capitalizable expenses incurred during the preliminary stage of our plan to construct a GWh-scale manufacturing facility, such as re-zoning costs and engineering studies.

Index to Consolidated Financial Statements
Research and Development Costs
Research and development (“R&D”) costs are expensed as incurred. These costs consist mainly of personnel-related costs such as salaries, employee benefits and stock-based compensation expense of our R&D personnel, outside contractors, materials, R&D equipment for which there is no alternative future use, and allocation of overhead costs, which include utilities, rent, depreciation expense and other facilities-related costs. R&D activities relate to the conceptual formulation and design of preproduction experimental prototypes and models.
Advertising Costs
Advertising costs, which were not material during the years ended December 31, 2023 and 2022, are expensed as incurred.
Stock-Based Compensation
Since the Business Combination, after becoming a public company, the fair value of the shares of common stock underlying stock grants is determined based on the closing price of our common stock.

Amprius Holdings granted certain of its employees, directors and contract workers stock-based awards under its Equity Incentive Plan (“Amprius Holdings 2008 Stock Plan”). When we were formed, certain employees and contract workers of Amprius Holdings were transferred, or provided services, to us. We recorded the stock-based compensation costs associated with the outstanding stock-based awards granted to those individuals with a corresponding increase in additional paid-in capital.
In 2016, we adopted the 2016 Equity Incentive Plan (“2016 Plan”), which was separate from the Amprius Holdings Plan. We granted stock-based awards under the 2016 Plan to certain employees, directors and contract workers of Amprius Holdings who provided services to the Company. We recorded the stock-based compensation costs associated with those awards. In September 2022, we adopted the 2022 Equity Incentive Plan (“2022 Plan”) and terminated the 2016 Plan.
We measure stock-based compensation for stock options at fair value on the date of grant using the Black-Scholes option-pricing model. We measure stock-based compensation for restricted stock units (“RSUs”) based on the closing price of our common stock on the date of grant. We recognize stock-based compensation expense on a straight-line basis over the period from the date of the grant to the date the award is fully vested, which is generally four years. We have elected to account for forfeitures as they occur.
The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock option awards. These assumptions include:
•Expected Term — The expected term of stock options represents the period that our stock-based awards are expected to be outstanding. The expected term had been derived based on the simplified method for awards that qualify as plain-vanilla options because we have no sufficient historical experience for determining the expected term.
•Expected Volatility — Since we have no sufficient trading history on our common stock, we estimate volatility by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term.
•Risk-Free Interest Rate — We base the risk-free interest rate on the implied yield available on the U.S. Treasury zero coupon issues with a remaining term equivalent to the expected term of the option.
•Expected Dividend — We have not paid dividends and have no plans to pay dividends on our common stock. Therefore, we use an expected dividend yield of zero.
The Black-Scholes option-pricing model also requires input on the fair value of the underlying common stock. There is no public market for Amprius Holdings’ common stock and prior to the Business Combination, there was no public market for Legacy Amprius’ common stock. As such, the fair value of the shares of common stock underlying stock option grants prior to the Business Combination had been determined by our board of directors at the time of grant by considering a number of objective and subjective factors including important developments in our operations, valuations performed by an independent third party, the rights, preferences, and privileges of Amprius Holdings’ preferred securities as compared to those of Legacy Amprius’ and Amprius Holdings’ common stock, including liquidation preferences of Amprius Holdings’

Index to Consolidated Financial Statements
preferred stock, the Company’s stage of development and financial position, the market conditions affecting the industry, the stock price performance and volatility of comparable public companies, and the likelihood of achieving a liquidity event, among other factors. The third-party valuations were performed in accordance with the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). The Practice Aid identifies various available methods for allocating the enterprise value across classes of capital stock in determining the fair value of our common stock at each valuation date. The valuations for Amprius Holdings’ common stock were prepared using the Option Pricing Method (“OPM”), and the valuations for Legacy Amprius’ common stock were prepared using the probability-weighed expected return method (“PWERM”), both of which used market approaches to estimate our enterprise value. PWERM is a hybrid method where the equity value in one or more of the scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for the company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger.
Common Stock Warrants
We have classified our freestanding common stock warrants as equity in accordance with the applicable guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. Accordingly, a freestanding instrument, such as a stock warrant, is classified as equity when (i) the instrument is considered indexed to an entity’s own stock and (ii) when certain criteria for equity classification are met.
When assessing whether our stock warrants are indexed to our own stock, we evaluated the stock warrants’ exercise contingencies and adjustment features. The stock warrants’ exercise contingencies, which are not based on observable market or index, include restriction to exercise a portion of the stock warrants if the holder exceeds specified beneficial ownership limitations and the holder being required to exercise the stock warrants in the event of a reorganization or a warrant redemption. Since the exercise contingencies are not based on observable market or index, the stock warrants were not precluded from being considered indexed to our own stock. In addition, the stock warrants’ adjustment features, such as a change in exercise price in the event of a stock split or stock dividend and a downward adjustment on the exercise price at our discretion, did not preclude the stock warrants from being considered indexed to our own stock.
We also evaluated other provisions in the warrant agreement, such as the share-settlement provision and the replacement of the instrument in the event of a reorganization, and determined that those provisions do not preclude the stock warrants from being classified as equity.
Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes. Deferred tax balances are recognized for the estimated future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets are also recognized for temporary differences that arise from net operating losses and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax balances of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense.
Concurrent with the execution of the Business Combination Agreement, we and Amprius Holdings entered into a Tax Sharing Agreement which provides that with respect to any U.S. federal consolidated group of which Amprius Holdings and the Company are members, Amprius Holdings will be responsible for and will indemnify us for the tax

Index to Consolidated Financial Statements
liability of such group. In addition, Amprius Holdings will be responsible for and will indemnify us for state taxes of any consolidated, combined or unitary tax group for state tax purposes that includes Amprius Holdings and the Company. The Tax Sharing Agreement also provides that Amprius Holdings will generally control any tax returns and any tax audits or other proceedings for the taxes addressed by the Tax Sharing Agreement. The Tax Sharing Agreement did not have a material impact and is not expected to have a material impact on our future results of operations.
Prior to the Business Combination, any income taxes in our financial statements have been allocated in a manner that is systematic, rational and consistent. Our results of operations had historically been included in Amprius Holdings’ combined U.S. income tax returns. Since the Company and Amprius Holdings were members of a consolidated group for federal and state income tax purposes prior to the Business Combination, the net operating loss carryover of the consolidated group would be available to be utilized by either us or other members for periods prior to the Business Combination.
Since we did not file separate income tax returns from Amprius Holdings prior to the Business Combination, payments to certain tax authorities during the periods prior to the Business Combination may have been made directly by Amprius Holdings, and not by us. For tax jurisdictions where we were included with Amprius Holdings’ consolidated tax filings, we did not recognize a tax payable to or from Amprius Holdings, and the payments of taxes were deemed to be settled immediately with the legal entities paying for the taxes in the respective tax jurisdictions.
Net Loss Per Share
Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding and potentially dilutive securities during the period. Potentially dilutive securities include shares issuable upon the exercise of stock options, vesting of RSUs and exercise of common stock warrants; however, these have been excluded from the diluted net loss per share calculation because their effect were anti-dilutive given our net loss. Therefore, the basic and diluted net loss per share of common stock for all periods presented were the same.
Recent Accounting Pronouncements

Adopted
On January 1, 2023, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related amendment under ASU 2019-10, which requires that credit losses on financial assets, such as trade and other receivables, be recognized as allowance for credit losses. Credit losses on trade and other receivables will reflect the current estimate of the expected credit losses that generally will result in the earlier recognition of allowance for credit losses. The adoption of this ASU did not have a material impact on our consolidated financial statements.
Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to disclose, among others, (i) specific categories in the rate reconciliation table (ii) additional information for reconciling items that meet a quantitative threshold and (iii) the amount of income taxes paid on a disaggregated level. This ASU is required to be adopted on a prospective basis. As an emerging growth company, this ASU is effective starting on our annual reporting for the year ending December 31, 2026. Early adoption is permitted. We are currently evaluating this ASU. We believe that the impact of the additional required disclosures will enhance our current financial statement disclosure.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires entities to disclose, among others, (i) significant segment expenses that are regularly provided to the CODM for measuring segment profit or loss, (ii) amounts for other significant items by reportable segment and (iii) an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding resource allocation. This ASU is required to be adopted on a retrospective basis starting on our annual reporting for the year ending December 31, 2024. Early adoption is permitted. We are currently evaluating this ASU. We believe that the impact of the additional required disclosures will enhance our financial statement disclosure.

Index to Consolidated Financial Statements
Note 3. Business Combination

On September 14, 2022, we completed the Business Combination, discussed further in Note 1, which was treated as a reverse recapitalization. The effects of the Business Combination include the following:
•our certificate of incorporation was amended and restated to, among other things, authorize the issuance of 1,000,000,000 shares, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share;
•all outstanding shares of Legacy Amprius’ common stock were exchanged for a number of our common stock equal to the number of Legacy Amprius’ shares multiplied by the Exchange Ratio of approximately 1.45590, or for an aggregate of 65,776,550 shares of our common stock; and
•Each option to purchase Legacy Amprius’ common stock (a “Legacy Amprius Option”), whether vested or unvested, was converted into an option to purchase a number of our common stock (an “Option”), subject to substantially the same terms and conditions as were applicable prior to the merger, equal to the product of the number of shares of Legacy Amprius’ common stock subject to such Legacy Amprius Option immediately prior to the closing and the Exchange Ratio, at an exercise price per share calculated by dividing the exercise price per share of such Legacy Amprius Option immediately prior to the Business Combination by the Exchange Ratio. At Closing Date, the Legacy Amprius Options were converted to Options to receive an aggregate of 14,223,410 shares of common stock, of which 6,664,919 shares remained subject to vesting obligations.
Immediately prior to the closing of the Business Combination, a number of investors (the “PIPE Investors”) purchased from the Company an aggregate of 2,052,500 PIPE units at a price of $10.00 per share (such transaction, the “PIPE”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into with the PIPE Investors. Each PIPE unit consists of (i) one share of common stock and (ii) one warrant (each, a “PIPE warrant”) to purchase one share of common stock. The exercise price of each PIPE warrant is $12.50 per share. We may be able to redeem the PIPE warrants if the price per share of our common stock equals or exceeds $20.00 per share for at least 20 trading days during a period of 30 consecutive trading days prior to the redemption date.
Our outstanding shares of common stock immediately after giving effect to the Business Combination and the PIPE totaled 84,168,916 shares.
We received net proceeds from the Business Combination and the PIPE totaling $70.9 million, after deducting transaction and issuance costs. Transaction and issuance costs paid by us, which consisted of direct and incremental costs, such as legal, consulting and advisory fees incurred in connection with the Business Combination, totaled $6.9 million. These costs were classified as a reduction of additional paid-in capital in the accompanying consolidated balance sheets.
Note 4. Revenue
Disaggregation of Revenue
Revenue from customers consists mainly of sale of battery products and customization design services arrangements. We disaggregate our revenue from customers by the type of arrangement, either as sale of battery products or as customization design services, as this depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The table below shows the composition of revenue from customers, as disaggregated by type of arrangement in accordance with Topic 606, and other revenue from a government grant accounted for using the analogy from IAS 20 (in thousands).

	Year ended December 31,
	2023	2022
Revenue from customers:
Sale of battery products	$4,900	$2,346
Customization design services	3,891	1,836
Total revenue from customers	8,791	4,182
Other revenue – government grant	262	227
Total revenue	$9,053	$4,409
Revenue from sale of battery products includes a bill-and-hold arrangement with a customer, which amounted to $1.1 million and $0.8 million during the years ended December 31, 2023 and 2022, respectively.

Index to Consolidated Financial Statements
Contract Balances
The timing of revenue recognition, billings and cash collections can result in accounts receivable, contract assets recorded as unbilled receivables, and contract liabilities recorded as deferred revenue.
Accounts receivable represents our right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. Accounts receivable was $1.3 million, $0.7 million and $0.3 million as of December 31, 2023, December 31, 2022 and January 1, 2022, respectively.
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. We had no contract assets as of December 31, 2023 and 2022.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of revenue recognition. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. Deferred revenue was $3.4 million, $3.4 million and $2.9 million as of December 31, 2023, December 31, 2022, and January 1, 2022, respectively. Deferred revenue as of December 31, 2022 increased compared to the deferred revenue as of January 1, 2022 primarily due to progress payments for certain customer contracts that have not been recognized as revenue as of the end of the period. During the years ended December 31, 2023 and 2022, revenue recognized from the prior year deferred revenue balance was $2.7 million and $1.7 million, respectively.
Remaining Performance Obligations
We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of December 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, including deferred revenue, was approximately $9.4 million. Given the applicable contract terms, approximately $8.1 million is expected to be recognized as revenue within one year and approximately $1.3 million is expected to be recognized between two to five years. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
Deferred Costs
Deferred costs, which consist primarily of capitalized payroll-related costs to fulfill obligations under our customer contracts, totaled $0.8 million and $2.3 million as of December 31, 2023 and 2022, respectively. The amortization of deferred costs, which is included in cost of revenue in the accompanying consolidated statements of operations, were $3.1 million and $1.6 million during the years ended December 31, 2023 and 2022, respectively.
The Company evaluates deferred costs for impairment and recognizes any impairment loss in cost of revenues in the current period. During the years ended December 31, 2023 and 2022, cost of revenues includes costs incurred on certain customization design service contracts that were in excess of the amount expected to be recovered.
Grant Revenue
The U.S. Department of Energy’s Advanced Manufacturing Office awarded us a grant in 2022 that ended in 2023 that we used to further mature our process for manufacturing nanowire-based silicon anodes. The total amount that we received and recognized as other revenue in the accompanying consolidated statements of operations were $0.3 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively.

Index to Consolidated Financial Statements
Note 5.    Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$172	$180
Work in process	113	218
Finished goods	445	102
Total inventories	$730	$500
Note 6.    Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Production equipment	$6,253	$4,488
Lab equipment	2,502	2,304
Leasehold improvements	11,152	3,525
Furniture, fixtures and other equipment	376	206
Construction in progress	10,527	957
Property, plant and equipment, at cost	30,810	11,480
Less: accumulated depreciation and amortization	(9,050)	(7,244)
Property, plant and equipment, net	$21,760	$4,236
Construction in progress consisted primarily of production and other equipment that have not been placed in service as of December 31, 2023 and 2022.
Depreciation and amortization expense was $1.8 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively.
Note 7.    Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation and benefits	$3,070	$481
Accrued professional fees	1,703	1,840
Accrued purchases of finished goods for resale	447	—
Accrued financing costs	—	194
Other	374	193
Total accrued and other current liabilities	$5,594	$2,708
Note 8.    Stockholders’ Equity
Common and Preferred Stock
As of December 31, 2023, we had a total of 1,000,000,000 shares of stock authorized to be issued, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. We have not declared any dividends as of and through December 31, 2023.

Index to Consolidated Financial Statements
Equity Incentive Plans
We adopted the 2022 Plan effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, or performance awards and may be granted to directors, employees or consultants.
As of December 31, 2023, the total number of shares reserved for issuance under the 2022 Plan was 13,636,700, which includes the annual increase in shares reserved pursuant to the evergreen provisions contained in the 2022 Plan and the assumed awards that were cancelled, expired or otherwise terminated without having been exercised in full, were tendered to or withheld for payment of an exercise price or for tax withholding obligations, or were forfeited to or repurchased due to failure to vest. The number of shares available for issuance under the 2022 Plan may be increased annually at the beginning of the fiscal year, subject to certain limitations.
The 2016 Plan, which we maintained prior to the Business Combination, was terminated concurrently with the adoption of the 2022 Plan. However, the 2016 Plan continues to govern the terms and conditions of the outstanding awards previously granted under the 2016 Plan.
The 2022 Plan and 2016 Plan are collectively referred to as the “Equity Incentive Plans.”
Stock Options
Stock options granted under the Equity Incentive Plans provided for an exercise price of not less than 100% of the fair value at the grant date, unless the optionee is a 10% stockholder, in which case the option price would not be less than 110% of such fair market value. Options granted generally have a maximum term of 10 years from grant date or 90 days from the termination of the optionee, are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a period of 4 years, subject to the continued employment or services of the optionee.
A summary of option activity under the Equity Incentive Plans as of December 31, 2023, and changes during the year ended December 31, 2023, is as follows:

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2023	14,073,874	$1.35	6.1	$92,629
Granted	—	$—
Exercised	(1,188,137)	$0.36
Expired / forfeited	(72,795)	$3.21
Outstanding at December 31, 2023	12,812,942	$1.43	6.3	$49,466
Vested and exercisable at December 31, 2023	8,770,262	$1.03	5.5	$37,346
Vested and expected to vest at December 31, 2023	12,812,942	$1.43	6.3	$49,466
There were no stock option grants during the year ended December 31, 2023. The weighted-average grant date fair value of options granted under the Equity Incentive Plans during the year ended December 31, 2022 was $1.68 per share. The fair value was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year ended December 31, 2022
Dividend yield	—%
Expected volatility	59.2%
Expected term (in years)	6.2
Risk-free rate	2.7%
The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $5.1 million and $1.2 million, respectively. The intrinsic value was calculated as the difference between the market price of our

Index to Consolidated Financial Statements
common stock and the exercise price of the in-the-money stock options at exercise. The fair value of stock options that vested during the years ended December 31, 2023 and 2022 was $2.7 million and $2.2 million, respectively.
As of December 31, 2023, the total unamortized stock-based compensation expense related to the unvested stock options was approximately $5.6 million, which we expect to amortize over a weighted-average period of 2.2 years.
Restricted Stock Units (“RSUs”)
The fair value of RSUs is determined based upon the market closing price of our common stock on the date of grant. RSUs generally vest over a period of approximately 4 years from the date of grant, subject to the continued employment or services of the grantee.
A summary of RSU activity under the Equity Incentive Plans as of December 31, 2023, and changes during the year ended December 31, 2023, is as follows:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2023	185,000	$10.40
Granted	408,266	$7.06
Vested	(48,125)	$10.21
Forfeited	—	$—
Outstanding at December 31, 2023	545,141	$7.91
The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2022 was $10.40 per share. The fair value of RSUs that vested during the year ended December 31, 2023 was $0.5 million. As of December 31, 2023, the total unamortized stock-based compensation expense related to the unvested RSUs was approximately $3.6 million, which we expect to amortize over a weighted-average period of 2.8 years.
Amprius Holdings 2008 Stock Plan
When we were formed, certain employees and contract workers of Amprius Holdings were transferred, or provided services, to us. As a result, we recorded the stock-based compensation costs associated with the outstanding stock options of those individuals under the Amprius Holdings 2008 Stock Plan with a corresponding increase in additional paid-in capital. Those outstanding stock options are exercisable for shares of Amprius Holdings’ common stock and expire 10 years from the date of grant or 90 days from the date of termination. The fair value of those stock options that vested was de minimis during the year ended December 31, 2023 and was $0.4 million during the year ended December 31, 2022. As of December 31, 2023, the unrecognized compensation cost related to those outstanding stock options under the Amprius Holdings 2008 Plan was de minimis.
There were no stock grants to those individuals under the Amprius Holdings 2008 Stock Plan during the years ended December 31, 2023 and 2022.
Employee Stock Purchase Plan (“ESPP”)
We adopted the ESPP effective September 14, 2022. As of December 31, 2023, the total number of shares reserved for issuance was 1,836,101, which number may be increased annually at the beginning of the fiscal year, subject to certain limitations. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees an opportunity to purchase our common stock at a discount through payroll deductions. Under the ESPP, we may specify offering periods, provided that no offering period will have a duration exceeding 27 months. The purchase price per share is equal to 85% of the fair market value of our common stock on the (i) offering date or (ii) purchase date, whichever is lower. As of December 31, 2023, there were no offerings established under the ESPP.
Executive Incentive Compensation Plan
On September 14, 2022, our board of directors approved our Executive Incentive Compensation Plan, which will allow us to grant incentive awards to certain executive employees, generally payable in cash, based upon achieving specified goals. We have the right to settle the award by granting an equity award, which may be subject to vesting conditions. All awards under the Executive Incentive Compensation Plan will be subject to reduction, cancellation,

Index to Consolidated Financial Statements
forfeiture, or recoupment in accordance with any clawback policy that we are required to adopt pursuant to applicable laws. As of December 31, 2023, there were no grants under the Executive Incentive Compensation Plan.
Common Stock Warrants
Outstanding stock warrants consisted of the following as of December 31, 2023:

	Number of warrants	Exercise price per share	Expiration date
Public warrants	29,268,236	$11.50	September 14, 2027
Private warrants	16,400,000	$11.50	September 14, 2027
PIPE warrants	2,052,500	$12.50	September 14, 2027
	47,720,736
Holders of the public warrants and private warrants are entitled to purchase one share of our common stock at a price of $11.50 per share subject to adjustment pursuant to the Warrant Agreement, dated as of March 1, 2022. The public warrants are listed on the New York Stock Exchange and are redeemable by us when the price per share of our common stock equals or exceeds $18.00 per share for at least twenty trading days during a period of thirty consecutive trading days prior to the redemption date. The private warrants are not listed on any securities exchange and not redeemable.
The PIPE warrants are substantially identical to the public warrants, except that the exercise price of each PIPE warrant is $12.50 per share. In addition, we may only be able to redeem the PIPE warrants if the price per share of our common stock equals or exceeds $20.00 per share for at least twenty trading days during a period of thirty consecutive trading days prior to the redemption date. The PIPE warrants are also not listed on any securities exchange.
The warrants described above are classified as equity in accordance with the guidance under ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity. Equity-classified contracts, such as stock warrants, are initially measured at fair value or allocated value. Any subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
At Market Issuance Sales Agreement
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million, as described in our prospectus supplement dated October 10, 2023 filed with the Securities and Exchange Commission (“SEC”).
The unamortized deferred stock issuance cost related to the Sales Agreement, which is included in other assets in the accompanying consolidated balance sheets and will be charged proportionally against the proceeds from issuance of shares, was $0.2 million as of December 31, 2023.
Stock Purchase Agreement
On September 27, 2022, we entered into a Purchase Agreement with BRPC II, pursuant to which BRPC II committed to purchase up to $200.0 million of our common stock until January 1, 2025. On October 2, 2023, we and BRPC II mutually agreed to terminate the Purchase Agreement concurrent with our execution of the Sales Agreement. The termination of the Purchase Agreement became effective on October 10, 2023 upon the effectiveness of our registration statement on Form S-3 filed with the SEC.
The cumulative proceeds from the sale of shares of common stock under the Purchase Agreement, which totaled 2,952,763 shares, was $19.1 million. The purchase price under the Purchase Agreement was determined by reference to the volume weighted average price of our common stock, less a discount of 3%. The unamortized balance of the deferred stock issuance costs related to the Purchase Agreement, which amounted to $0.6 million, was expensed upon the termination of the Purchase Agreement on October 10, 2023.

Index to Consolidated Financial Statements
Stock-Based Compensation
Stock-based compensation from stock options and RSUs under the Equity Incentive Plans and from stock options under the Amprius Holdings 2008 Stock Plan that we recorded were included in the following lines in the accompanying consolidated statements of operations during the periods presented (in thousands):

	Year ended December 31,
	2023	2022
Cost of revenue	$865	$516
Research and development	186	27
Selling, general and administrative	2,829	2,166
Total stock-based compensation expense	$3,880	$2,709
Note 9. Income Taxes
Prior to the Business Combination, we did not file separate income tax returns as they were included in the consolidated income tax returns of Amprius Holdings. As a result, our provision for income taxes prior to the Business Combination was determined using a method consistent with a separate return basis, as if we were a separate taxpayer.
The components of loss before provision for income taxes were as follows (in thousands):

	Year ended December 31,
	2023	2022
Domestic	$(36,776)	$(17,332)
Foreign	—	—
Total	$(36,776)	$(17,332)
There were no provision for income taxes during the years ended December 31, 2023 and 2022.
The provision for income taxes differed from the amount computed by applying the federal statutory rate, which was 21.0% during the years ended December 31, 2023 and 2022, to the loss before provision for income taxes as follows (in thousands):

	Year ended December 31,
	2023	2022
Expected benefit at U.S. federal statutory tax rate	$(7,723)	$(3,640)
State tax	(1,449)	(764)
Change in valuation allowance	8,228	(8,858)
Transaction costs	515	—
Stock-based compensation and other	429	(56)
Deconsolidation adjustment	—	13,318
Provision for income taxes	$—	$—

Index to Consolidated Financial Statements
The components of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$16,699	$10,326
Operating lease liabilities	9,078	783
Tax credits	1,080	819
Capitalized research and development	1,511	336
Accruals and other	1,016	624
Stock-based compensation	715	725
Total deferred tax assets	30,099	13,613
Valuation allowance	(21,128)	(12,900)
Deferred tax assets	8,971	713
Deferred tax liabilities:
Operating lease right-of-use assets	(8,971)	(713)
Total deferred tax liabilities	(8,971)	(713)
Net deferred taxes	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. We assess available positive and negative evidences to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. A significant piece of objective negative evidence is the cumulative losses incurred since inception, supported by negative subjective evidence of no expectations of future taxable income. Based on this evaluation, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $8.2 million and decreased by $7.8 million during the years ended December 31, 2023 and 2022, respectively.
Net operating losses (“NOL”) and tax credit carryforwards were as follows as of December 31, 2023:

	Amount (In thousands)	Expiration years
NOL, federal (after December 31, 2017)	$58,825	Do not expire
NOL, federal (before January 1, 2018)	$3,799	2037
NOL, state	$52,061	2037—2043
Tax credits, federal	$952	2037—2043
Tax credits, state	$618	Do not expire
The utilization of NOL and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in our ownership, as defined in the current income tax regulations. Ownership changes prior to the Business Combination did not result in a limitation that will materially reduce the total amount of NOL carryforwards and credits that can be utilized. Subsequent ownership changes may affect the limitation in future years.
During the year ended December 31, 2022, we were deconsolidated from Amprius Holdings for federal and state income tax purposes as a result of the Business Combination. The Internal Revenue Code and related regulations provide for a methodology for the allocation of the cumulative NOL carryovers between us and Amprius Holdings upon deconsolidation. Based on the methodology used, our federal and state NOL carryovers during the year ended December 31, 2022 were reduced by approximately $43.1 million and $40.3 million, respectively, and our federal and state R&D tax credit carryovers were reduced by approximately $0.7 million and $1.0 million, respectively.

Index to Consolidated Financial Statements
A reconciliation of the unrecognized tax benefits is as follows (in thousands):

	Year ended December 31,
	2023	2022
Balance at beginning of year	$297	$709
Addition based on tax positions during the current year	96	2
Reduction of tax positions from prior years	—	(414)
Balance at end of year	$393	$297
The entire amount of the unrecognized tax benefits would not impact our effective tax rate if recognized and there would be no cash tax impact. We have elected to include interest and penalties as a component of income tax expense. During the years ended December 31, 2023 and 2022, we did not recognize interest and penalties related to unrecognized tax benefits. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
Prior to the Business Combination, we had been included in Amprius Holdings’ consolidated income tax returns in the U.S. federal and California tax jurisdictions. For periods after the Business Combination, we filed income tax returns separate from Amprius Holdings. The federal and state income tax returns from inception to December 31, 2023 remain subject to examination.
Note 10. Leases
As of December 31, 2023, we had non-cancelable operating leases for our corporate headquarters and manufacturing facility located in Fremont, California and our manufacturing facility located in Brighton, Colorado. Our Fremont lease, which expires in June 2027, provides us an option to extend the term for one additional five-year period. Our Brighton lease, which expires in May 2039, provides us an option to extend the term for two additional five-year periods. We determined with reasonable certainty that we will exercise our option to extend the lease term of the Fremont lease, but not the Brighton lease. Our operating leases do not contain any material residual value guarantees. We had no leases that were classified as finance leases as of December 31, 2023 and 2022.
The components of lease expense during the years ended December 31, 2023 and 2022 are shown in the table below (in thousands).

	Year ended December 31,
	2023	2022
Operating lease expense	$1,147	$430
Variable lease expense	456	107
Short-term lease expense	81	55
Total lease expense	$1,684	$592
Other information about our operating leases during the years ended December 31, 2023 and 2022 are shown in the table below (amounts in thousands).

	Year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$1,001	$482
Right-of-use assets obtained in exchange for new operating lease liabilities	$32,966	$3,256
Weighted-average remaining lease term	14.4 years	6.5 years
Weighted-average discount rate	9.4%	7.9%

Index to Consolidated Financial Statements
Future operating lease payments as of December 31, 2023 are as follows (in thousands):

Year ending December 31:	Amount
2024	$1,126
2025	1,794
2026	4,377
2027	5,025
2028	5,185
Thereafter	53,784
Gross lease payments	71,291
Less - present value adjustments	(35,724)
Total operating lease liabilities	$35,567
Note 11. Commitments and Contingencies
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
Note 12. Related Party Transactions
Prior to the closing of the Business Combination on September 14, 2022, we had a service agreement with Amprius Holdings whereby Amprius Holdings provided certain services to us, such as management and administrative services, access to information technology and engineering services. The expenses incurred by Amprius Holdings in connection with the service agreement were allocated to us and were deemed as capital contributions. Amprius Holdings also provided cash advances to support our working capital requirements. Those cash advances were forgiven and deemed as capital contributions. There were no deemed capital contributions during the year ended December 31, 2023 and $0.5 million millions during the year ended December 31, 2022.
In addition, we recorded the stock-based compensation costs associated with the outstanding stock options of those individuals from Amprius Holdings who were transferred or provided services to us, with a corresponding increase in additional paid-in capital, which was de minimis during the year ended December 31, 2023 and $0.4 million during the year ended December 31, 2022.
We also had a licensing agreement with Amprius Holdings to use their patents and licenses. In February 2023, Amprius Holdings assigned to us all of its patents, patent applications, registered trademarks and trademark applications. The transfer of Amprius Holdings’ intellectual properties to us had no impact on our consolidated financial statements.
Additionally, we purchased and may continue to purchase raw materials and development materials from two previous related parties that were owned and controlled by Amprius Holdings, including finished batteries from Berzelius. We do not have purchase commitments with these previous related parties.
Note 13. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year ended December 31,
	2023	2022
Numerator:
Net loss	$(36,776)	$(17,332)
Denominator:
Weighted-average number of common shares outstanding	86,196,391	71,342,720
Basic and diluted net loss per common share	$(0.43)	$(0.24)

Index to Consolidated Financial Statements
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	December 31,
	2023	2022
Stock warrants	47,720,736	47,720,836
Stock options	12,812,942	14,073,874
RSUs	545,141	185,000
Total	61,078,819	61,979,710

Index to Consolidated Financial Statements
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were not effective because of our previously identified material weaknesses in internal controls over financial reporting, as described further below, that have not been remediated as of December 31, 2023. However, based on additional procedures and post-closing review that we performed, management concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our consolidated financial position, consolidated results of operations, and consolidated cash flows as of and for the years presented, in conformity with U.S. GAAP.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-13(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our CEO and CFO, had assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 because of our previously identified material weaknesses that have not been remediated as of December 31, 2023. Those previously identified material weaknesses pertained to (i) inadequate design and maintenance of internal controls over our financial reporting and close activities, and (ii) inadequate segregation of duties. More specifically, the material weaknesses were attributed to our inadequate controls on our implementation, use and monitoring of certain new application systems that were implemented during the current year, which resulted in inadequate review of certain transactions.
This Annual Report on Form 10-K does not include an auditor attestation of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act because of our status as an “emerging growth company.”
Remediation Plan for Previously Identified Material Weaknesses
Our management is in the process of implementing the following:
•Enhancing our control activities on our application systems by removing any inappropriate level of access of our employees, periodically reviewing their access, documenting our review of their access, and ensuring that no one from the accounting and finance department can add or modify users in those application systems;
•Continuing to enhance our internal controls over the recording of transactions entered into our accounting system, whether automated or manually entered, by ensuring that they are properly reviewed and approved by the appropriate level of personnel; and
•Engaging external specialists to assist us in reviewing, testing and monitoring our existing internal controls on a periodic basis, and assist us in designing and implementing new internal controls when a new process is implemented, such as an implementation of a relevant application system.
Our management believes that the remediation efforts described above will enable us to address the material weaknesses in a timely manner, maintain a properly designed and effective system of internal controls over financial reporting, and provide appropriate segregation of duties. Our remediation efforts are in progress. We will not be able to demonstrate that the material weaknesses have been fully remediated, or that our controls are operating effectively, until we complete our remediation efforts. We will continue to evaluate the effectiveness of our internal control over financial

Index to Consolidated Financial Statements
reporting and will continue to make changes that we believe will strengthen our internal control over financial reporting to ensure that our financial statements continue to be fairly stated in all material respects.
Changes in Internal Control Over Financial Reporting
Except for the activities taken related to the ongoing remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control
Our management, including our CEO and our CFO, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
On December 14, 2023, Dr. Constantin Ionel Stefan, our Chief Technology Officer, entered into a stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”), which has an end date of February 20, 2025. Dr. Stefan’s Rule 10b5-1 Plan provides for the potential sale of up to 617,949 shares of our common stock.
On September 15, 2023, Dr. Kang Sun, our Chief Executive Officer, entered into a Rule 10b5-1 Plan, which has an end date of December 19, 2024. Dr. Sun’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 1,078,475 shares of our common stock.
On May 12, 2023, Jonathan Bornstein, our President of Amprius Lab, entered into a Rule 10b5-1 Plan, which has an end date of December 19, 2024. Mr. Bornstein’s Rule 10b5-1 Plan provides for the potential exercise of stock options and the associated sale of up to 2,183,851 shares of our common stock.
During our last fiscal quarter, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Index to Consolidated Financial Statements
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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
3. Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1†	Business Combination Agreement, dated as of May 11, 2022, by and among Kensington Capital Acquisition Corp. IV, Kensington Capital Merger Sub Corp. and Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	2.1	May 12, 2022
3.1	Certificate of Incorporation of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	September 16, 2022
3.2	Amended and Restated Bylaws of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	March 23, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41314	4.1	September 16, 2022
4.2	Warrant Agreement, dated as of September 14, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	Form 8-K	File No. 001-41314	4.2	September 16, 2022
4.3	Form of Warrant Certificate (included in Exhibit 4.2)	Form 8-K	File No. 001-41314	4.2	September 16, 2022
4.4	Warrant Agreement, dated as of March 1, 2022, between the Company and Continental Stock Transfer & Trust Company	Form 8-K	File No. 001-41314	4.1	March 4, 2022
4.5	Form of Warrant Certificate (included in Exhibit 4.4)	Form 8-K	File No. 001-41314	4.1	March 4, 2022
4.6	Description of Capital Stock					X
10.1	Registration Rights Agreement, dated September 14, 2022, by and among Amprius Technologies, Inc., Amprius, Inc. and the Original Holder	Form 8-K	File No. 001-41314	10.1	September 16, 2022
10.2	Form of Indemnification Agreement by and between the Company and its directors and officers	Form S-4/A	File No. 333-265740	10.12	August 9, 2022
10.3#	Confirmatory Employment Letter with Dr. Kang Sun	Form 8-K	File No. 001-41314	10.3	September 16, 2022
10.4#	Confirmatory Employment Letter with Sandra Wallach	Form 8-K	File No. 001-41314	10.4	September 16, 2022
10.5#	Amended and Restated Confirmatory Employment Letter with Jonathan Bornstein	Form S-1	File No. 333-267683	10.10	September 30, 2022
10.6#	Amended and Restated Confirmatory Employment Letter with Dr. Constantin Ionel Stefan	Form S-1	File No. 333-267683	10.11	September 30, 2022
10.7#	Amprius Technologies, Inc. 2022 Equity Incentive Plan and forms of agreements thereunder	Form 8-K	File No. 001-41314	10.7	September 16, 2022
10.8#	Amprius Technologies, Inc. 2022 Employee Stock Purchase Plan	424B3	File No. 333-265740	Annex E	September 1, 2022
10.9#	Amprius Technologies, Inc. Outside Director Compensation Policy	Form 8-K	File No. 001-41314	10.9	September 16, 2022

Index to Consolidated Financial Statements

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.10#	Amprius Technologies, Inc. Executive Incentive Compensation Plan	Form 8-K	File No. 001-41314	10.10	September 16, 2022
10.11#	Amprius Technologies, Inc. 2016 Equity Incentive Plan and forms of agreements thereunder	Form 8-K	File No. 001-41314	10.11	September 16, 2022
10.12	At Market Issuance Sales Agreement, dated October 2, 2023, by and among the registrant, B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC	Form S-3	File No. 333-278434	1.2	October 2, 2023
10.13†	Exclusive Supply Agreement dated November 28, 2023, by and between the Company and Berzelius (Nanjing) Co. Ltd	Form 8-K	File No. 001-41314	10.1	January 16, 2024
10.14†	Lease, dated January 30, 2019, by and between Los Altos Fields, LLC and Amprius, Inc.	Form 8-K	File No. 001-41314	10.12	September 16, 2022
10.15	Assignment of Lease, dated May 1, 2022, by and between Amprius, Inc. and Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	10.13	September 16, 2022
10.16	First Amendment to Lease Agreement, dated January 4, 2023, between the Company and Los Altos Fields, LLC	Form10-K	File No. 001-41314	10.16	March 30, 2023
10.17	Lease Agreement, dated April 15, 2023, by and between Amprius Technologies, Inc. and Starboard Platform Brighton JV LLC	Form 8-K	File No. 001-41314	10.1	April 19, 2023
10.18	Form of PIPE Subscription Agreement	Form 8-K	File No. 001-41314	10.1	September 7, 2022
16.1	Letter from Marcum LLP to the Securities and Exchange Commission, dated September 16, 2022	Form 8-K	File No. 001-41314	16.1	September 16, 2022
16.2	Letter from SingerLewak LLP to the Securities and Exchange Commission	Form 8-K	File No. 001-41314	16.2	September 16, 2022
21.1	List of Significant Subsidiaries					X
23.1	Consent of BDO USA, P.C.					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
* These certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of the Exchange Act.
† Certain schedules and exhibits have been omitted in accordance with Regulation S-K Item 601(a)(5). A copy of any omitted schedule or exhibit will be finished to the SEC upon request.

Index to Consolidated Financial Statements
# Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

Index to Consolidated Financial Statements
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPRIUS TECHNOLOGIES, INC.

Date: March 28, 2024	By:	/s/ Dr. Kang Sun
	Name:	Dr. Kang Sun
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Dr. Kang Sun and Sandra Wallach, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dr. Kang Sun	Chief Executive Officer and Director	March 28, 2024
Dr. Kang Sun	(Principal Executive Officer)

/s/ Sandra Wallach	Chief Financial Officer	March 28, 2024
Sandra Wallach	(Principal Financial and Accounting Officer)

/s/ Donald R. Dixon	Director	March 28, 2024
Donald R. Dixon

/s/ Kathleen Ann Bayless	Director	March 28, 2024
Kathleen Ann Bayless

/s/ Dr. Steven Chu	Director	March 28, 2024
Dr. Steven Chu

/s/ Mary Gustanski	Director	March 28, 2024
Mary Gustanski

/s/ Dr. Wen Hsieh	Director	March 28, 2024
Dr. Wen Hsieh

/s/ Justin Mirro	Director	March 28, 2024
Justin Mirro