Form 10-Q
period 2024-03-31
Amprius Technologies, Inc.
filed 2024-05-09
CIK 1899287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 2, 2024, the registrant had 94,472,655 shares of common stock, par value $0.0001, outstanding.

1

Cautionary Note Regarding Forward-Looking Statements
Certain statements in this Quarterly Report on Form 10-Q of Amprius Technologies, Inc. (hereafter referred to as “Amprius,” the “Company,” “we,” “us,” or “our”) and in documents incorporated herein by reference may constitute “forward-looking statements” for purposes of the federal securities laws. Such forward-looking statements include, but are not limited to, statements regarding our expectations, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:
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
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q, including current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
•the effect of macroeconomic factors, such as abrupt political change, terrorist activity, armed conflict, public health emergencies such as the COVID-19 pandemic and the U.S. trade environment, on our business; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q, including risk factors discussed in Part II, Item 1A under the heading, “Risk Factors.”

Part I - Financial Information
Item 1. Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except share and par value data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$39,045	$45,761
Accounts receivable	1,442	1,265
Inventories	858	730
Deferred costs	927	779
Prepaid expenses and other current assets	3,351	1,987
Total current assets	45,623	50,522
Non-current assets:
Property, plant and equipment, net	22,938	21,760
Operating lease right-of-use assets, net	34,660	35,149
Other assets	1,466	305
Total assets	$104,687	$107,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,992	$3,341
Accrued and other current liabilities	3,431	5,594
Deferred revenue	3,243	3,434
Operating lease liabilities	1,096	1,088
Total current liabilities	9,762	13,457
Non-current liabilities:
Operating lease liabilities	34,990	34,479
Total liabilities	44,752	47,936
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 92,274,165 and 88,869,463 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	9	9
Additional paid-in capital	199,475	189,454
Accumulated deficit	(139,549)	(129,663)
Total stockholders’ equity	59,935	59,800
Total liabilities and stockholders’ equity	$104,687	$107,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2024	2023
Revenue	$2,336	$679
Cost of revenue	6,781	4,196
Gross loss	(4,445)	(3,517)
Operating expenses:
Research and development	1,581	800
Selling, general and administrative	4,293	5,434
Total operating expenses	5,874	6,234
Loss from operations	(10,319)	(9,751)
Other income	433	649
Net loss	$(9,886)	$(9,102)
Weighted-average common shares outstanding:
Basic and diluted	90,029,320	84,645,097
Net loss per share of common stock:
Basic and diluted	$(0.11)	$(0.11)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2023	88,869,463	$9	$189,454	$(129,663)	$59,800
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	2,853,266	—	8,746	—	8,746
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	551,436	—	28	—	28
Stock-based compensation	—	—	1,247	—	1,247
Net loss	—	—	—	(9,886)	(9,886)
Balance as of March 31, 2024	92,274,165	$9	$199,475	$(139,549)	$59,935

	Three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2022	84,610,114	$8	$165,912	$(92,887)	$73,033
Issuance of common stock in connection with the Stock Purchase Agreement, net of issuance cost	331,351	—	2,376	—	2,376
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	30,000	—	2	—	2
Stock-based compensation	—	—	726	—	726
Net loss	—	—	—	(9,102)	(9,102)
Balance as of March 31, 2023	84,971,465	$8	$169,016	$(101,989)	$67,035
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(9,886)	$(9,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,247	726
Depreciation and amortization	1,017	416
Amortization of deferred costs	—	134
Non-cash operating lease expense	1,286	202
Changes in operating assets and liabilities:
Accounts receivable	(177)	131
Inventories	(128)	(345)
Deferred costs	(148)	(864)
Prepaid expenses and other current assets	(719)	553
Other assets	9	—
Accounts payable	352	59
Accrued and other current liabilities	(2,163)	1,120
Deferred revenue	(191)	657
Operating lease liabilities	(278)	(179)
Net cash used in operating activities	(9,779)	(6,492)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,896)	(1,140)
Net cash used in investing activities	(3,896)	(1,140)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the At Market Issuance Sales Agreement	8,131	—
Proceeds from issuance of common stock in connection with the Stock Purchase Agreement	—	2,389
Payment of equity financing costs	—	(268)
Proceeds from exercise of stock options	28	2
Net cash provided by financing activities	8,159	2,123
Net decrease in cash, cash equivalents and restricted cash equivalents	(5,516)	(5,509)
Cash, cash equivalents and restricted cash equivalents, beginning of period	45,817	69,752
Cash, cash equivalents and restricted cash equivalents, end of period	$40,301	$64,243
Reconciliation of cash, cash equivalents and restricted cash equivalents shown on the condensed consolidated balance sheets:
Cash and cash equivalents	$39,045	$64,187
Restricted cash equivalents included in other assets	1,256	56
Total cash, cash equivalents and restricted cash equivalents	$40,301	$64,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Operations and Organization
Nature of Operations
Amprius Technologies, Inc. (hereafter referred to as the “Company,” “we,” “us,” or “our”) develops, manufactures and markets lithium-ion batteries for mobility applications, including the aviation and electric vehicle (“EV”) industries. We have been in commercial battery production since 2018 and our disruptive silicon anode technology is intended to enable batteries with higher energy density, higher power density and fast charging capabilities over a wide range of operating temperatures. Our headquarters is located in Fremont, California.
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of $39.0 million. We believe that our cash and cash equivalents will be sufficient to fund our obligations over twelve months from the date these condensed consolidated financial statements are issued. In addition, we may receive additional funds from the offering and sale of our shares of our common stock, from time to time, from warrant exercises and under the At Market Issuance Sales Agreement (the “Sales Agreement”), which we entered with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (the “Sales Agents”) on October 2, 2023. Under the Sales Agreement, we may offer and sell, from time to time, shares of our common stock for an aggregate offering price of not more than $100.0 million. During the three months ended March 31, 2024 and from the date of the Sales Agreement through March 31, 2024, the aggregate net proceeds from the sale of shares of common stock under the Sales Agreement were approximately $8.8 million and $9.1 million, respectively. Subsequent to March 31, 2024 and through May 3, 2024, we have raised net proceeds of $2.1 million through the sale of 1.0 million shares.
Since our inception, we have incurred recurring losses and negative cash flows from operations. During the three months ended March 31, 2024, we incurred a net loss of $9.9 million and at March 31, 2024, our accumulated deficit was $139.5 million. We expect to incur additional losses in the future as we scale our business and increase our operating expenditures, such as increasing our research and development spend and headcount. Additionally, we expect to increase our capital expenditures as we complete the design and build-out of a GWh-scale manufacturing facility in Brighton, Colorado. We may need to raise additional funds in order to meet our future operating and capital expenditure requirements, and we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If sufficient funding is not raised, we may need to reduce our spending activities, which may negatively affect our ability to achieve our operating goals. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution.
Other Risks and Uncertainties
We face risks related to abrupt political change, terrorist activity, and armed conflict such as the military conflicts between Russia and Ukraine and in the Middle East. These military conflicts have led to significant volatility in the global economy, and may contribute to inflation, volatility in the credit and capital markets, and interruption in the global supply chain. Although these military conflicts did not have an adverse impact on us to-date, the future outcome of such conflicts is highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.
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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of December 31, 2023, which has been derived from our audited consolidated financial statements as filed in our Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 28, 2024, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements. In management’s opinion, all adjustments made were normal or recurring in nature and necessary for the fair statement of our financial position as of March 31, 2024 and our results of operations and cash flows during the three months ended March 31, 2024 and 2023. The financial data and other financial information disclosed in the notes to these condensed consolidated financial statements are also unaudited. The results of operations during the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading.
Reclassification
Certain accounts in the prior period condensed consolidated statements of operations were reclassified to conform with the current period presentation. The reclassification had no impact on our prior period consolidated balance sheet, net loss and cash flows.
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Furthermore, the JOBS Act exempts an emerging growth company from being required to comply with new or revised accounting standards until private companies are required to comply with such standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected to not opt out of such extended transition period. This means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt such new or revised standard unless we are no longer deemed an emerging growth company. As a result, the accompanying condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
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
Our significant accounting estimates include useful lives of property, plant and equipment; valuation of deferred taxes; lower of cost or net realizable adjustment of inventory; incremental borrowing rate used in calculating lease obligations and right-of-use assets; and certain inputs used to measure fair value of stock option grants using the Black-Scholes option-pricing model.

Fair Value Measurements
We had money market funds totaling $22.2 million and $36.7 million as of March 31, 2024 and December 31, 2023, respectively, which were measured at Level 1 fair value based on the active market price of the instruments and included in cash and cash equivalents and in other assets in the accompanying condensed consolidated balance sheets.
We did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of March 31, 2024 and December 31, 2023.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three months ended March 31, 2024 and 2023.
Restricted Cash Equivalents
Restricted cash equivalents pertain to the amount of cash deposits required by our lessors to satisfy letters of credit requirements under our lease agreements. Restricted cash equivalents, which are included in other assets in the accompanying condensed consolidated balance sheets, were $1.3 million and $56 thousand as of March 31, 2024 and December 31, 2023, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk include cash, cash equivalents, restricted cash equivalents and accounts receivable. Through March 31, 2024, we have not experienced losses on our financial assets held in financial institutions and on our accounts receivable.
As of March 31, 2024 and December 31, 2023, three customers represented 70% and 80%, respectively, of our total accounts receivable. During the three months ended March 31, 2024, three customers represented 22%, 20% and 13% of our revenue. During the three months ended March 31, 2023, three customers represented 34%, 23% and 19% of our revenue. Many of our customers are in the aviation industry though our batteries have applications across all segments of electric mobility. An adverse impact on the aviation industry may affect our relationship with our customers, which could affect our future financial condition, results of operations and cash flows.
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
Significant Accounting Policies
As of March 31, 2024, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements Not Yet Adopted
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
Note 3. Revenue
Disaggregation of Revenue
We disaggregate our revenue from customers by the type of arrangement as this depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The table below shows the composition of revenue from customers, which consisted mainly of sale of battery products, and other revenue from a government grant accounted for using the analogy from International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance (in thousands).

	Three months ended March 31,
	2024	2023
Revenue from customers – sale of battery products	$2,336	$470
Other revenue – government grant	—	209
Total revenue	$2,336	$679
Revenue from the sale of battery products includes bill-and-hold arrangements, which were $0.2 million during the three months ended March 31, 2024 and none during the three months ended March 31, 2023.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in accounts receivable, contract assets recorded as unbilled receivables, and contract liabilities recorded as deferred revenue.
Accounts receivable represents our right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. Accounts receivable was $1.4 million, $1.3 million and $0.7 million as of March 31, 2024, December 31, 2023 and January 1, 2023, respectively.
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. As of March 31, 2024 and December 31, 2023, we had no contract assets.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of revenue recognition. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. Deferred revenue was $3.2 million, $3.4 million and $3.4 million as of March 31, 2024, December 31, 2023 and January 1, 2023, respectively. During the three months ended March 31, 2024 and 2023, revenue recognized from the prior year deferred revenue balance was $0.5 million and $0.1 million, respectively.
Remaining Performance Obligations
We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of March 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, including deferred revenue, was approximately $14.0 million. Given the applicable contract terms, approximately $12.6 million is expected to be recognized as revenue within one year and approximately $1.4 million is expected to be recognized between two to five years. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.

Note 4. Inventories
Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$172	$172
Work in process	196	113
Finished goods	490	445
Inventories	$858	$730
Note 5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Production equipment	$6,407	$6,253
Lab equipment	2,536	2,502
Leasehold improvements	11,179	11,152
Furniture, fixtures and other equipment	376	376
Construction in progress	12,507	10,527
Property, plant and equipment, at cost	33,005	30,810
Less: accumulated depreciation and amortization	(10,067)	(9,050)
Property, plant and equipment, net	$22,938	$21,760
Depreciation and amortization expense was $1.0 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued professional fees	$1,663	$1,703
Accrued compensation and benefits	1,452	3,070
Accrued purchases of finished goods for resale	70	447
Other	246	374
Total accrued and other current liabilities	$3,431	$5,594
Note 7. Stockholders’ Equity
Common and Preferred Stock
As of March 31, 2024, we had a total of 1,000,000,000 shares of stock authorized to be issued, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. We have not declared any dividends through March 31, 2024.
Equity Incentive Plans
We adopted the 2022 Equity Incentive Plan (“2022 Plan”) effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, or performance awards and may be granted to directors, employees or consultants.

As of March 31, 2024, the total number of shares reserved for issuance under the 2022 Plan was 14,199,512, which includes the increase in shares reserved pursuant to the evergreen provisions contained in the 2022 Plan and the assumed awards that were withheld for payment of an exercise price or were forfeited due to failure to vest. The number of shares available for issuance under the 2022 Plan may be increased annually at the beginning of the fiscal year, subject to certain limitations.
The Amprius Technologies, Inc. 2016 Equity Incentive Plan (“2016 Plan”) was terminated concurrently with the adoption of the 2022 Plan. However, the 2016 Plan continues to govern the terms and conditions of the outstanding awards previously granted under the 2016 Plan.
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
As of March 31, 2024, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $4.8 million, which we expect to recognize over a weighted-average period of 2.0 years.
Restricted Stock Units (“RSUs”)
The fair value of RSUs is determined based upon the market closing price of our common stock on the date of grant. RSUs generally vest over a period of approximately four years from the date of grant, subject to the continued employment or services of the grantee.
As of March 31, 2024, the total unrecognized stock-based compensation expense related to the unvested RSUs was approximately $13.6 million, which we expect to recognize over a weighted-average period of 3.6 years.
Amprius, Inc. (“Amprius Holdings”) 2008 Stock Plan
The stock-based compensation costs under the Amprius Holdings 2008 Stock Plan, which were associated with grants to certain individuals who provided services to our company, were already fully recognized and included in the accompanying condensed consolidated statements of operations, with a corresponding increase in additional paid-in capital.
Employee Stock Purchase Plan
We adopted the 2022 Employee Stock Purchase Plan (“ESPP”) effective September 14, 2022. As of March 31, 2024, the total number of shares reserved for issuance was 2,724,333, which may be increased annually at the beginning of the fiscal year, subject to certain limitations. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees an opportunity to purchase our common stock at a discount through payroll deductions. We have not established an offering under the ESPP as of March 31, 2024.
Executive Incentive Compensation Plan
On September 14, 2022, our board of directors approved our Executive Incentive Compensation Plan, which will allow us to grant incentive awards to certain executive employees, generally payable in cash, based upon achieving specified goals. We have the right to settle the award by granting an equity award, which may be subject to vesting conditions. All awards under the Executive Incentive Compensation Plan will be subject to reduction, cancellation, forfeiture, or recoupment in accordance with any clawback policy that we are required to adopt pursuant to applicable laws. As of March 31, 2024, there were no awards granted under the Executive Incentive Compensation Plan.

Common Stock Warrants
Outstanding stock warrants consisted of the following as of March 31, 2024:

	Number of Warrants	Exercise Price Per Share	Expiration Date
Public warrants	29,268,236	$11.50	September 14, 2027
Private warrants	16,400,000	$11.50	September 14, 2027
PIPE warrants	2,052,500	$12.50	September 14, 2027
Total warrants	47,720,736
Holders of the public warrants and private warrants are entitled to purchase one share of our common stock at a price of $11.50 per share subject to adjustment pursuant to the Warrant Agreement, dated as of March 1, 2022. The public warrants are listed on the New York Stock Exchange and are redeemable by us when the price per share of our common stock equals or exceeds $18.00 per share for at least 20 trading days during a period of 30 consecutive trading days prior to the redemption date. The private warrants are not listed on any securities exchange and are not redeemable.
Holders of the PIPE warrants are substantially identical to the public warrants, except that the exercise price of each PIPE warrant is $12.50 per share. In addition, the PIPE warrants are redeemable by us if the price per share of our common stock equals or exceeds $20.00 per share for at least 20 trading days during a period of 30 consecutive trading days prior to the redemption date. The PIPE warrants are also not listed on any securities exchange.
The warrants described above are classified as equity in accordance with the guidance under ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity. Equity-classified contracts, such as stock warrants, are initially measured at fair value or allocated value. Any subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
At Market Issuance Sales Agreement
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million. From the date of the Sales Agreement through March 31, 2024, the aggregate net proceeds from the sale of shares of common stock under the Sales Agreement were approximately $9.1 million.
Costs incurred related to the Sales Agreement, which were initially deferred and included in other assets in the accompanying condensed consolidated balance sheets, will be charged proportionally against the proceeds from the issuance of shares. The balance of unamortized deferred stock issuance costs was $0.2 million as of March 31, 2024.
Common Stock Purchase Agreement
On September 27, 2022, we entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with B. Riley Principal Capital II, LLC (“BRPC II”), pursuant to which BRPC II committed to purchase shares of our common stock. We and BRPC II mutually agreed to terminate the Stock Purchase Agreement effective October 10, 2023.
Stock-Based Compensation
Stock-based compensation from stock options and RSUs under the Equity Incentive Plans and from stock options under the Amprius Holdings 2008 Stock Plan that we recorded were included in the following lines in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended March 31,
	2024	2023
Cost of revenue	$167	$169
Research and development	170	20
Selling, general and administrative	910	537
Total stock-based compensation expense	$1,247	$726

Note 8. Income Taxes
We have no income tax expense as a result of the continued generation of net operating losses (“NOLs”), offset by a full valuation allowance recorded on such NOLs as we determined it is not more-likely-than-not that our NOLs will be utilized.
Note 9. Leases
As of March 31, 2024, we had non-cancelable operating leases for our corporate headquarters and manufacturing facilities located in Fremont, California and in Brighton, Colorado. Our Fremont lease, which expires in June 2027, provides us an option to extend the term for one additional 5-year period. Our Brighton lease, which expires in May 2039, provides us an option to extend the term for two additional 5-year periods. We determined with reasonable certainty that we will exercise our option to extend the lease term of the Fremont lease, but not the Brighton lease. Our operating leases do not contain any material residual value guarantees. We had no leases that were classified as finance leases as of March 31, 2024.
The components of lease expense during the three months ended March 31, 2024 and 2023 are shown in the table below (in thousands).

	Three months ended March 31,
	2024	2023
Operating lease expense	$1,286	$202
Variable lease expense	111	53
Short-term lease expense	22	19
Total lease expense	$1,419	$274
Other information about our operating leases during the three months ended March 31, 2024 and 2023 are shown in the table below (amounts in thousands).

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$278	$179
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$5,241
Weighted-average remaining lease term	14.2 years	9.3 years
Weighted-average discount rate	9.4%	7.9%
Future operating lease payments as of March 31, 2024 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2024	$849
2025	1,794
2026	4,377
2027	5,025
2028	5,185
2029	5,344
Thereafter	48,440
Gross lease payments	71,014
Less - present value adjustments	(34,928)
Total operating lease liabilities	$36,086
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
Note 11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended March 31,
	2024	2023
Numerator:
Net loss	$(9,886)	$(9,102)
Denominator:
Weighted-average number of common shares outstanding	90,029,320	84,645,097
Basic and diluted net loss per common share	$(0.11)	$(0.11)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	March 31,
	2024	2023
Stock warrants	47,720,736	47,720,836
Stock options	12,237,297	13,971,079
RSUs	4,447,698	295,000
Total	64,405,731	61,986,915

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
Overview
Amprius Technologies, Inc. (hereafter referred to as the “Company,” “we,” “us,” or “our”) develops, manufactures and markets lithium-ion batteries for mobility applications, including the aviation and electric vehicle (“EV”) industries. We have been in commercial battery production since 2018 and our disruptive silicon anode technology is intended to enable batteries with higher energy density, higher power density and fast charging capabilities over a wide range of operating temperatures. This results in our batteries providing superior performance compared to conventional graphite lithium-ion batteries. Our silicon anode is a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries, and our manufacturing processes leverage the manufacturing processes for conventional lithium-ion batteries and the related supply chain.
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems, such as drones and high-altitude pseudo satellites. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by over 100 customers, including AALTO Airbus, AeroVironment, BAE Systems, the Korean Aerospace Research Institute, Kraus Hamdani Aerospace and Teledyne FLIR, and from inception through March 31, 2024, we have shipped over 50,000 batteries, which have enabled mission critical applications. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are defended by our portfolio of patents, trade secrets and know-how developed over 10 years of research and development.
We currently offer high performance silicon anode batteries under the following product platforms: SiMaxx and SiCore.
Our SiMaxx batteries are currently manufactured at our headquarters in Fremont, California, where we believe demand for our SiMaxx batteries exceeds our manufacturing capacity. We have made significant progress in expanding our kWh-scale manufacturing line into a MWh-scale manufacturing facility. Once our expansion is in full operation, which we expect to achieve exiting 2024, we anticipate that we will manufacture SiMaxx batteries up to 2 MWh capacity, which is about 10 times our production capacity in 2023.
Our SiCore batteries are developed in collaboration with Berzelius (Nanjing) Co. Ltd. (“Berzelius”), a former subsidiary of Amprius, Inc. (“Amprius Holdings”), our former parent company and current majority stockholder. Currently, we have access through Berzelius to MWh-scale quantities of SiCore batteries that are commercially available in a wide range of form factors encompassing pouch, large form factor (up to 100 Ah) and cylindrical cells. In order to support our customers’ current roadmaps and supply forecasts, we entered into an exclusive supply agreement with Berzelius (the “Exclusive Supply Agreement”), which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico and allows us to leverage its existing production line and manufacturing partners to produce SiCore batteries. The existing SiCore production capacity allows us to service our customers and grow our business as we continue our plans to build our GWh-scale manufacturing facility in Brighton, Colorado.
At Market Issuance Sales Agreement
On October 2, 2023, we entered into the At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (collectively, the “Sales Agents”), pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million (the “At Market Financing”), as described in the prospectus supplement dated October 10, 2023 filed with the Securities and Exchange Commission (the “SEC”).

During the three months ended March 31, 2024 and from the date of the Sales Agreement through March 31, 2024, the aggregate net proceeds from the sale of shares of common stock under the Sales Agreement were approximately $8.8 million and $9.1 million, respectively.
Known Trends, Demands, Commitments, Events, or Uncertainties Impacting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Establishing Manufacturing Capacity
In order to meet the increased demand for our products, we are expanding our manufacturing capacity in Fremont, California and planning to build a GWh-capacity manufacturing facility in Brighton, Colorado. Currently, our expansion of the Fremont, California facility from a kWh-scale manufacturing line into a MWh-scale manufacturing line is in progress. Once our expansion in Fremont, California is in full operation, which we expect to achieve exiting 2024, we anticipate that we will manufacture SiMaxx batteries up to 2 MWh capacity, which is about 10 times our production capacity in 2023. In addition, we have commenced pre-construction work to build the initial phase of our GWh-scale manufacturing facility in Brighton, Colorado. Once the initial phase is in operation, we plan to produce SiCore batteries first and then produce SiMaxx batteries as we continue to expand our manufacturing capacity. Currently, we produce SiCore batteries by leveraging Berzelius’ existing production line and manufacturing partners.
To achieve capacity at commercial scale, we need to establish supply relationships for necessary materials, components and equipment to mass produce our silicon technology for our prospective markets, which will allow us to develop an automated, high-volume manufacturing line to increase production volume. We plan to procure manufacturing equipment that allows for anode and cathode fabrication, battery assembly, and battery testing. The capacity and timing of our future manufacturing requirements, and related capital expenditures, remain uncertain and will depend on a variety of factors, including our ability to design and construct new manufacturing sites and develop an automated, high-volume manufacturing line for our silicon anode, to mitigate supply chain constraints and manage a new labor force, to utilize planned capacity in our existing facilities, to obtain the required regulatory and zoning permits and approvals, to realize the benefits of any government incentives, and to operate in new geographic areas apart from our current headquarters. Our potential suppliers and other equipment vendors may also encounter delays, including to our expected initial production capacity of up to 500 MWh in our Brighton, Colorado facility, along with additional costs, and other obstacles in building our manufacturing line, which are currently unknown. To the extent we are unable to develop an automated, high-volume manufacturing line for our silicon anode, our ability to grow will be adversely affected. Additionally, although we already received and are currently testing the large-scale anode production equipment from centrotherm for our manufacturing line expansion in Fremont, California, the equipment required certain modifications for our needs and there is uncertainty as to whether our planned manufacturing line will be successful. We expect our operating requirements and capital expenditures to increase as we ramp up our manufacturing capacity and expand operations.
Achieving capacity at commercial scale of our high energy density lithium-ion batteries will require us to make significant and increasing capital expenditures to scale our manufacturing capacity and improve our supply chain processes. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve up to 500 MWh per year of manufacturing capacity in our Brighton, Colorado facility, but such estimate does not include costs related to the construction and build-out of the new manufacturing facility. Because our silicon anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes. Our ability in the future to generate revenue sufficient to achieve profitability will depend largely on our ability to scale production to meet the expected market demand for our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.
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
Research and Development (“R&D”) Expenses
R&D expenses consist mainly of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense of our R&D personnel, outside contractors, materials, R&D equipment for which there is no alternative future use, and allocation of overhead costs, which include utilities, rent, depreciation expense and other facilities-related costs. Our R&D activities include the conceptual formulation and design of preproduction experimental prototypes and models. R&D expenses are expensed as incurred. We expect that our R&D expenses will increase for the foreseeable future as we continue to invest in activities to develop and enhance product capabilities, as well as build and test battery prototypes to meet the expected market demand.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense of our executive and administrative employees, as well as fees for professional and advisory services such as legal, accounting and audit. Selling, general and administrative expenses also include corporate insurance expense, including directors’ and officers’ insurance costs, and allocation of overhead costs, which include utilities, rent, depreciation expense and other facilities-related costs. We expect that our selling, general and administrative expenses will increase for the foreseeable future due to the additional costs for compliance-related requirements resulting from being a public company and investment in additional sales, general and administrative personnel to support the growth of our business.

Other Income
Other income consists mainly of interest income.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
The following table summarizes our results of operations during the three months ended March 31, 2024 and 2023 (in thousands, except percentage data):

	Three months ended March 31,		Change
	2024	2023	$	%
Revenue	$2,336	$679	$1,657	244%
Cost of revenue	6,781	4,196	2,585	62%
Gross loss	(4,445)	(3,517)	(928)	26%
Gross margin	(190)%	(518)%
Operating expenses:
Research and development	1,581	800	781	98%
Selling, general and administrative	4,293	5,434	(1,141)	(21)%
Total operating expenses	5,874	6,234	(360)	(6)%
Loss from operations	(10,319)	(9,751)	(568)	6%
Other income	433	649	(216)	(33)%
Net loss	$(9,886)	$(9,102)	$(784)	9%
Cost and operating expenses reported above include stock-based compensation as follows (in thousands, except percentage data):

	Three months ended March 31,		Change
	2024	2023	$	%
Cost of revenue	$167	$169	$(2)	(1)%
Research and development expense	170	20	150	750%
Selling, general and administrative expense	910	537	373	69%
Total stock-based compensation	$1,247	$726	$521	72%
Revenue
Revenue increased by $1.7 million, or 244%, to $2.3 million during the three months ended March 31, 2024 from $0.7 million during the same period last year due primarily to the $1.9 million increase in sales of batteries, including a $1.2 million increase in sales of SiCore batteries, resulting from an increase in the volume of orders from existing and new customers. The increase in revenue was offset by a $0.2 million decrease in government grant revenue as the related Department of Energy grant concluded in 2023.
Cost of Revenue
Cost of revenue increased by $2.6 million, or 62%, to $6.8 million during the three months ended March 31, 2024 from $4.2 million during the same period last year. The increase was primarily due to the increase in our production costs to support our revenue growth, which included direct costs, personnel-related costs, and other indirect and overhead costs, partially offset by a decrease in professional fees, which pertained to the nonrecurring fees incurred in connection with our plan to construct a GWh-scale manufacturing facility in Brighton, Colorado.

Research and Development Expense
Research and development expense increased by $0.8 million, or 98%, to $1.6 million during the three months ended March 31, 2024 compared to the same periods last year primarily due to the increase in personnel-related costs, including stock-based compensation expense, due to the hiring of additional personnel involved in research and development activities.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $1.1 million, or 21%, to $4.3 million during the three months ended March 31, 2024 compared to the same period last year primarily due to a $1.7 million decrease in non-recurring professional fees and corporate insurance costs, primarily consisting of decreased directors’ and officers’ insurance costs, offset by a $0.6 million increase in personnel-related and other administrative costs, including an increase in stock-based compensation expense, due to the hiring of additional administrative personnel.
Other Income
Other income, which consisted primarily of interest income, decreased by $0.2 million during the three months ended March 31, 2024 compared to the same period last year primarily due to the utilization of our funds for operations.
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
During the three months ended March 31, 2024 and 2023, we have financed our operations primarily though revenue generated from operations and sale of shares of our common stock. We expect to rely on our cash and cash equivalents, which was $39.0 million as of March 31, 2024, cash flows from operations, exercise of our warrants and proceeds from the At Market Financing to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Quarterly Report on Form 10-Q are issued.
We may receive additional funds from the offering and sale of our shares of our common stock, from time to time, under the At Market Financing with an aggregate offering price of not more than $100.0 million. During the three months ended March 31, 2024 and from the date of the Sales Agreement through March 31, 2024, the aggregate net proceeds were $8.8 million and $9.1 million, respectively. Subsequent to March 31, 2024 and through May 3, 2024, we have raised net proceeds of $2.1 million through the sale of 1.0 million shares. Actual sales, if any, of shares of common stock in the At Market Financing will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may be able to raise funds through the At Market Financing.
In addition, we may receive additional funds from the exercise of outstanding warrants. The exercise price of our public warrants and private warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share, though we and, in certain cases, the warrant agent have the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the current trading price for our common stock. As of March 31, 2024, we had an aggregate of 45,668,236 public warrants and private warrants and 2,052,500 PIPE warrants outstanding. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon market conditions.
Our ability to become profitable is dependent upon future events, including obtaining adequate financing to fund our business plan, completing the design and build out of our GWh-scale manufacturing facility, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.
We expect our capital expenditures and working capital requirements to increase materially in the near future. At our headquarters in Fremont, California, our expansion from a kWh-scale manufacturing line into a MWh-scale manufacturing line is in progress. In addition, in order to meet the demand for our batteries, we are in the process of designing and then building a new GWh-scale manufacturing facility in Brighton, Colorado. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve up to 500 MWh per year of manufacturing capacity, but such estimate does not include costs related to the construction and the build-out of the new manufacturing facility. We are continuing the design and pre-construction work of the initial phase of up to 500 MWh, and we expect to build out additional manufacturing in phases thereafter. Though, the construction schedule for the facility will be determined based on the final design and the timing of funding.
We have incurred net losses to date. During the three months ended March 31, 2024, we incurred a net loss of $9.9 million. We expect to incur additional losses and increased expenses in future periods, including those associated with the design and build out of our GWh-scale manufacturing facility, continued research and development, and increased employee headcount to support those efforts.
As of March 31, 2024, our contractual obligations consisted primarily of our noncancellable operating lease agreements for our corporate headquarters and manufacturing facilities in Fremont, California and in Brighton, Colorado. As of March 31, 2024, the total future minimum lease payable over the remaining weighted-average lease term of 14.2 years was approximately $71.0 million, of which approximately $1.9 million is payable over the next twelve months. For additional information about our leases, please refer to Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three months ended March 31,		Change
	2024	2023	$
Net cash used in operating activities	$(9,779)	$(6,492)	$(3,287)
Net cash used in investing activities	$(3,896)	$(1,140)	$(2,756)
Net cash provided by financing activities	$8,159	$2,123	$6,036
Net Cash Used in Operating Activities
Our primary source of cash provided by operations is revenue from the sale of batteries and from non-recurring customized design services. Our uses of cash in our operating activities primarily include payments for personnel-related costs, procurement of materials used to produce batteries and to conduct research, professional fees and other general corporate expenses.
Net cash used in operating activities increased to $9.8 million during the three months ended March 31, 2024 from $6.5 million during the same period last year primarily due to the increase in personnel-related costs as we hired additional employees.

Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities increased to $3.9 million during the three months ended March 31, 2024 from $1.1 million during the same period last year primarily due to the construction of leasehold improvements in our manufacturing facilities and purchases of production equipment as we continue to expand our manufacturing capacity.
Net Cash Provided by Financing Activities
Our primary source of cash provided by financing activities consists of proceeds from the issuance of common stock. Our cash usage for financing activities consists primarily of payments related to the issuance of common stock.
Net cash provided by financing activities increased to $8.2 million during the three months ended March 31, 2024 from $2.1 million during the same period last year. Net cash provided by financing activities during the three months ended March 31, 2024 and 2023 consisted primarily of the net proceeds from the issuance of common stock in connection with the Sales Agreement and the Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with B. Riley Principal Capital II, LLC (“BRPC II”), respectively.
Related Party Transactions
We have purchased and may continue to purchase raw materials and development materials from two previous related parties that were owned and controlled by Amprius Holdings, including finished batteries for our SiCore product platform from Berzelius. We do not have purchase commitments with these previous related parties.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts an emerging growth company from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. This means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, we have the option to adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. We have elected to use the extended transition period for complying with new or revised accounting standards unless we otherwise early adopt select standards.
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
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions. Our critical accounting estimates include estimates that require significant assumptions or that involve a significant level of uncertainty at the time the estimate was made, and changes in them may likely have a material effect on our financial condition or results of operations. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.
There have been no changes to our critical accounting estimates during the three months ended March 31, 2024.

Recent Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide information under Item 3.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were not effective because of our previously identified material weaknesses in internal controls over financial reporting, as described further below, that have not been remediated as of March 31, 2024. However, based on additional procedures and post-closing review that we performed, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our consolidated financial position, consolidated results of operations, and consolidated cash flows as of and for the years presented, in conformity with U.S. GAAP.
Remediation Plan for Previously Identified Material Weaknesses
The previously identified material weaknesses pertained to (i) inadequate design and maintenance of internal controls over our financial reporting and close activities, and (ii) inadequate segregation of duties. More specifically, the material weaknesses were attributed to our inadequate controls on our implementation, use and monitoring of certain application systems that were implemented in 2023, which resulted in inadequate review of certain transactions. Our management is in the process of implementing the following:
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
Changes in Internal Control Over Financial Reporting
Except for the activities taken related to the remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules

13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•If our customers choose to reduce purchases, or do not purchase at all, batteries manufactured outside of the United States, our revenue could decline and our prospects may be adversely affected.
•We will require additional capital to support business growth, and this capital might not be available on commercially reasonable terms or at all.
•We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.
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
Our SiCore batteries are based on the innovative, proprietary material system developed by Berzelius and are currently manufactured by Berzelius’ manufacturing partners. To date, our SiCore batteries have been produced under a toll manufacturing partnership with Berzelius. However, to facilitate this product expansion, we entered into the Exclusive Supply Agreement with Berzelius, pursuant to which Berzelius agreed, among other things, (i) to manufacture for, and sell exclusively to, Amprius its proprietary silicon anode materials in the United States, Canada and Mexico and (ii) to use best efforts to prioritize fulfillment of Amprius’ forecasted orders, if any. The Exclusive Supply Agreement does not include any commercial terms, and until such time as we are able to establish mutually agreeable commercial terms thereunder, if we are able to at all, the purchase of the materials under the Exclusive Supply Agreement by Amprius will be specified in written purchase orders mutually agreeable to the parties. Our reliance on Berzelius or other third parties to manufacture our batteries or battery materials subjects us to certain risks, including but not limited to:
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
We have been customizing our first large-scale anode equipment for our production processes and have recently completed the qualification process for this equipment. Before we use the equipment for production purposes, we must complete tuning and testing. There is no guarantee that the customization, development, testing and implementation of this equipment will be successful. In addition, there is no guarantee that we will also be able to correspondingly expand our manufacturing capacity for other battery components. We and our potential suppliers and other equipment vendors may encounter significant engineering challenges, performance issues, delays, unforeseen development costs and other obstacles in building the high-volume manufacturing lines, and if we are not successful, or if we encounter significant delays, our business, financial condition, results of operations and prospects would be adversely affected.
Furthermore, we expect to manufacture both SiCore and SiMaxx batteries at our Colorado facility, beginning with the SiCore batteries. We are reliant on Berzelius and third party manufacturers to provide us the necessary technology and support to build our own manufacturing line to produce the SiCore batteries. In that process, we may encounter significant engineering challenges, performance issues, permitting issues, delays, unforeseen development costs and other obstacles.
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
We rely heavily on, and will continue to rely heavily on, complex equipment for our operations and the production of our batteries, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing equipment consists of many components, which may suffer unexpected malfunctions from time to time and may depend on repairs and spare parts to resume operations, which may not be available when needed. Problems with our manufacturing processes could result in the loss of manufacturing equipment, damage to manufacturing facilities, monetary losses, delays, unanticipated fluctuations in production and personal injury to or death of workers. Should our precautions be inadequate or an event be larger than expected, we could have significant equipment or facility damage that would impact our ability to deliver our battery products and require additional resources to recover. In addition, in some cases, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. Any of these operational problems, or a combination of them could have a material adverse effect on our cash flows, business, financial condition, results of operations or prospects.
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
Our Fremont, California facility currently operates only at a kWh-scale manufacturing capacity. As part of our manufacturing expansion plans, we are in the process of designing a GWh-scale manufacturing facility for our batteries, concurrently with the development of our high-volume manufacturing lines for our SiMaxx and SiCore batteries. We currently expect our first volume production line will produce SiCore batteries. We may not be successful in establishing our GWh-scale manufacturing facility. On April 15, 2023, we entered into a lease agreement for premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado, and we are in the process of designing and building our GWh-scale manufacturing facility on these premises.
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
Achieving capacity at commercial scale of high energy density lithium-ion batteries will require us to make significant and increasing capital expenditures to scale our production capacity and improve our supply chain processes. Further, because our silicon anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve up to 500 MWh per year of manufacturing capacity, but such estimate does not include costs related to the construction and the build-out of the new manufacturing facility in Colorado. We are continuing the design and pre-construction work of the initial phase of up to 500 MWh, and we expect to build out additional manufacturing in phases thereafter. The construction schedule for the GWh-hour scale facility will be determined based on the final design and the timing of funding. The actual costs and time to complete our silicon anode process may materially exceed such estimates, if we are able to at all. Even if we are successful in the establishment of the new facility, our manufacturing capabilities could be affected by cost-overruns, permitting issues, unexpected delays, equipment failures, supply chain constraints, natural disasters, including earthquakes, fire, floods and typhoons, power failures, telecommunications failures, break-ins, war, riots, terrorist attacks, pandemics, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, or cause the loss or corruption of data or malfunctions of software or hardware, and have a material adverse effect on our business.
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
We rely on third-party suppliers, including Berzelius and other manufacturing partners, for batteries and components necessary to develop and manufacture our batteries, including key supplies such as our silane gas, substrate foil, electrolytes, separators, and cathode materials. We face risks relating to the availability of these materials and components, including that we will be subject to demand shortages and supply chain challenges and generally may not have sufficient purchasing power to eliminate the risk of price increases for the raw materials and lines we need. For example, we expect to procure the silane gas needed for our GWh-scale manufacturing facility in Colorado from one vendor, a global supplier of silane and silicon materials; however, we expect that they may not be able to supply the volume required for highly scaled production. We are also in the process of collaborating with other key suppliers but have not yet entered into agreements for the supply of scaled production quantities of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, high-volume production of our batteries will be delayed and we will not be able to meet our production timelines.
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
We have entered into development agreements and master supply agreements with certain of our customers, and may in the future enter into similar arrangements and development agreements with our customers, including with AALTO Airbus and the U.S. Army. While offering potential benefits, these strategic alliances with original equipment manufacturers (“OEMs”) and others could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by our partners and costs of establishing and maintaining new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of our partners and, to the extent any of them suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with them. For example, if we rely on our partners’ manufacturing facilities, those operations would be outside of our control. We could experience delays if our partners do not meet agreed-upon timelines or experience capacity constraints, and in turn, we could lose customers and face reputational harm.
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
For our customers who individually represent 10% or more of our revenue, three customers together accounted for 55% and 76% of our revenue during the three months ended March 31, 2024 and 2023, respectively. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future cash receipts or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our battery products, and there can be no assurance that our existing customers will continue to purchase from us.
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

If our customers choose to reduce purchases, or do not purchase at all, batteries manufactured outside of the United States our revenue could decline and our prospects may be adversely affected.
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
More specifically, while the construction schedule for our GWh-scale manufacturing facility will be determined based on the final design and the timing of funding, we expect our capital expenditures and working capital requirements to increase materially in the near future, as we design our automated, high-volume manufacturing lines and scale up production. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve up to 500 MWh per year of manufacturing capacity, but such estimate does not include costs related to the construction and build-out of the new manufacturing facility. Through this process, we expect our operating expenses will increase substantially on account of increased headcount and other general and administrative expenses necessary to support a rapidly growing company.
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

On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through the Sales Agents, shares of our common stock with an aggregate offering price of not more than $100.0 million. In connection with our execution of the Sales Agreement, we terminated the Stock Purchase Agreement with BRPC II.
Subject to certain limitations in the Sales Agreement and compliance with applicable law, we have the discretion to deliver a placement notice to any Sales Agents at any time throughout the term of the Sales Agreement. The number of shares that are sold to or through the Sales Agents after delivering a placement notice will fluctuate based on a number of factors, including the market price of our common stock during the sales period, the limits we set with the Sales Agents in any applicable placement notice, and the demand for, and trading volume of, our common stock during the sales period. Because the price per share of each share sold will fluctuate during the sales period, it is not possible to predict the number of shares that will be sold or the gross proceeds to be raised in connection with such sales.
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
We are an early-stage company with a history of financial losses and expect to incur significant expenses and continuing losses for the foreseeable future.

We have incurred significant operating losses since our inception. For example, our revenue was $2.3 million and $0.7 million during the three months ended March 31, 2024 and 2023, respectively, and we generated net losses of $9.9 million and $9.1 million during the three months ended March 31, 2024 and 2023, respectively. We believe that we will continue to incur operating and net losses each fiscal quarter until at least the time we begin scaled production of our batteries.
We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things: continue to incur significant expenses in connection with building out our high-volume manufacturing facility and manufacturing lines; endeavor to hire the experienced scientific, quality-control, and manufacturing personnel needed to operate our scaled manufacturing processes; increase our sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. We previously identified two material weaknesses in our internal control over financial reporting that have not been remediated as of March 31, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us. Further, because we and Amprius Holdings were members of a consolidated group for U.S. federal income tax purposes up to September 14, 2022, the closing date of our business combination with Kensington Capital Acquisition Corp. IV (“Kensington”), NOLs and our other tax attributes are available to be utilized by any member of the consolidated group. Accordingly, our existing NOLs and other tax attributes may not be available to offset future income tax liabilities.
There is also a risk that changes in law or regulatory changes made in response to the need for some jurisdictions to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic or for other unforeseen reasons, including suspensions on the use of net operating losses, tax credits, and other tax attributes, possibly with retroactive effect, may result in our existing net operating losses, tax credits, or other tax attributes expiring or otherwise being unavailable to offset future income tax liabilities. Also, the Tax Cuts and JOBS Act requires taxpayers to capitalize research and development expenditures and to amortize domestic expenditures over five years and foreign expenditures over 15 years. If Congress does not modify or repeal this provision, it may result in the acceleration of future taxable income (and associated income tax liabilities) for us. Any resulting income tax liabilities may reduce our future cash flows.
The IRS or other taxing authority could assert income tax liability against us, notwithstanding the provisions of the Tax Sharing Agreement.
Under a tax sharing agreement with Amprius Holdings (the “Tax Sharing Agreement”), Amprius Holdings generally would be required to indemnify us for the U.S. federal income tax liabilities of the U.S. federal consolidated group of which we and Amprius Holdings were members (and any similar consolidated, combined or unitary tax group for state tax purposes) for taxable periods prior to (and including) September 14, 2022, the closing date of our business combination with Kensington (a “Consolidated Return Year”). The Tax Sharing Agreement also provides that Amprius Holdings will generally control any tax returns and any tax audits or other proceedings for the taxes addressed by the Tax Sharing Agreement. However, the Tax Sharing Agreement is not binding on the IRS or other state taxing authority, and does not prevent the IRS or other state taxing authority from asserting a tax claim against us for any of our or Amprius Holdings’ unpaid income tax liabilities for any Consolidated Return Year. If that were to occur, we would be required to seek indemnification against Amprius Holdings for payment of any amounts on such claims, and Amprius Holdings’ ability to satisfy such claims may depend on whether Amprius Holdings is able to sell sufficient shares of our common stock to satisfy the tax liability.
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
Further, government incentives are subject to uncertainties and may be discontinued at any time. For example, in October 2022, we were awarded a $50.0 million cost sharing grant from the United States Department of Energy (“DOE”). The cost sharing grant was dependent on the successful negotiation of a final contract. In June 2023, we and the DOE mutually agreed to discontinue the negotiation of the cost sharing grant.
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

Our battery materials are sourced primarily from China and we rely on toll manufacturing partners from China for our SiCore batteries. Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our partners in China.
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
Furthermore, our predecessor, Kensington, was a special purpose acquisition company (“SPAC”). SPACs have been subject to increased regulatory oversight and scrutiny, including from the SEC. Any governmental or regulatory investigation or inquiry related to our business combination with Kensington on September 14, 2022 or otherwise could have a material adverse effect on our business and negatively affect our reputation.
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
These provisions may frustrate or prevent any attempts by stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Delaware, it is governed by the provisions of Section 203 of the Delaware General Corporation Law (“DGCL”), which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder.
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
As of March 31, 2024, our executive officers and directors as a group beneficially own approximately 12.8% of the common stock outstanding. Additionally, certain of our executive officers and directors own interests in Amprius Holdings, which owns approximately 70.7% of our common stock outstanding as of March 31, 2024, and certain of our directors are members of Amprius Holdings’ board of directors. As a result, these stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.
We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.
As a public company, we face increased legal, accounting, insurance, administrative and other costs and expenses. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is likely that we will expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
Compliance with public company requirements has increased costs and made certain activities more time-consuming. A number of these requirements require us to carry out activities that we have not done previously. For example, our board of directors has committees that did not exist when we were a private company, and we have adopted new internal controls and disclosure controls and procedures. In addition, we are incurring expenses associated with SEC reporting requirements. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. As a public company, it is also more expensive to obtain director and officer liability insurance. The additional reporting and other obligations imposed by these rules and regulations have and will continue to increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to spend money that could otherwise be used on our research and development programs and to achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that are held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2027. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we rely on these exemptions, which may result in a less active trading market for our common stock and its price may be more volatile.
Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We expect to remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250.0 million as of the prior June 30, or (ii) our annual revenues exceeded $100.0 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700.0 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, comparison of our financial statements with other public companies may be difficult or impossible.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our securities in the public market could occur at any time. For example, we have certain registration right obligations with respect to 99,484,419 shares of our common stock constituting approximately 84.8% of our issued and outstanding common stock as of March 31, 2024 (assuming the exercise in full of all of the warrants registered thereunder), as well as the shares underlying the remainder of our public warrants.
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
Additionally, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans and the shares issuable upon exercise of the options outstanding under the Amprius Technologies, Inc. 2016 Equity Incentive Plan, which were an aggregate of 12,237,297 shares of common stock as of March 31, 2024. Subject to applicable securities laws and the satisfaction of any vesting restriction, the shares issued thereunder will be available for immediate resale in the public market.
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
As of March 31, 2024, outstanding warrants to purchase an aggregate of 47,720,736 shares of common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of the private warrants and public warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share, though we and, in certain cases, the warrant agent have the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the current trading price for our common stock. To the extent the warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Shares of common stock issuable pursuant to the warrants are not subject to lock-up restrictions. As such, once the warrants are exercised, the holder of such shares issuable upon the exercise of the warrants will be able to resell the shares to the market, subject to other applicable laws. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. Further, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, such warrants may expire worthless.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
On April 24, 2024, Jonathan Bornstein, our President of Amprius Lab, terminated his Rule 10b5-1 trading arrangement, which had been adopted on May 12, 2023.

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
* These certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

AMPRIUS TECHNOLOGIES, INC.:

May 9, 2024	By:	/s/ Dr. Kang Sun
(Date)		Dr. Kang Sun
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2024	By:	/s/ Sandra Wallach
(Date)		Sandra Wallach
Chief Financial Officer
(Principal Financial and Accounting Officer)