Form 10-Q
period 2024-06-30
Amprius Technologies, Inc.
filed 2024-08-09
CIK 1899287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 1, 2024, the registrant had 111,051,487 shares of common stock, par value $0.0001, outstanding.

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
•our ability to obtain funding for our operations; and
•our business, expansion plans and opportunities.
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

Part I - Financial Information
Item 1. Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except share and par value data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$46,447	$45,761
Accounts receivable, net	1,738	1,265
Inventories	1,527	730
Deferred costs	1,159	779
Prepaid expenses and other current assets	2,172	1,987
Total current assets	53,043	50,522
Non-current assets:
Property, plant and equipment, net	23,949	21,760
Operating lease right-of-use assets, net	34,291	35,149
Other assets	1,476	305
Total assets	$112,759	$107,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,490	$3,341
Accrued and other current liabilities	3,269	5,594
Deferred revenue	3,151	3,434
Operating lease liabilities	1,916	1,088
Total current liabilities	12,826	13,457
Non-current liabilities:
Operating lease liabilities	34,804	34,479
Total liabilities	47,630	47,936
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 107,978,287 and 88,869,463 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	11	9
Additional paid-in capital	217,184	189,454
Accumulated deficit	(152,066)	(129,663)
Total stockholders’ equity	65,129	59,800
Total liabilities and stockholders’ equity	$112,759	$107,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenue	$3,345	$1,632	$5,681	$2,311
Cost of revenue	9,876	4,664	16,657	8,860
Gross loss	(6,531)	(3,032)	(10,976)	(6,549)
Operating expenses:
Research and development	1,662	772	3,243	1,572
Selling, general and administrative	4,739	6,279	9,032	11,713
Total operating expenses	6,401	7,051	12,275	13,285
Loss from operations	(12,932)	(10,083)	(23,251)	(19,834)
Other income	415	635	848	1,284
Net loss	$(12,517)	$(9,448)	$(22,403)	$(18,550)
Weighted-average common shares outstanding:
Basic and diluted	97,048,734	85,216,827	93,538,477	84,932,542
Net loss per share of common stock:
Basic and diluted	$(0.13)	$(0.11)	$(0.24)	$(0.22)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2023	88,869,463	$9	$189,454	$(129,663)	$59,800
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	2,853,266	—	8,746	—	8,746
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	551,436	—	28	—	28
Stock-based compensation	—	—	1,247	—	1,247
Net loss	—	—	—	(9,886)	(9,886)
Balance as of March 31, 2024	92,274,165	9	199,475	(139,549)	59,935
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	1,043,053	—	2,074	—	2,074
Issuance of common stock upon exercise of stock warrants, net of issuance cost	13,075,664	2	13,626	—	13,628
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,585,405	—	68	—	68
Stock-based compensation	—	—	1,941	—	1,941
Net loss	—	—	—	(12,517)	(12,517)
Balance as of June 30, 2024	107,978,287	$11	$217,184	$(152,066)	$65,129

	Six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2022	84,610,114	$8	$165,912	$(92,887)	$73,033
Issuance of common stock in connection with the Stock Purchase Agreement, net of issuance cost	331,351	—	2,376	—	2,376
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	30,000	—	2	—	2
Stock-based compensation	—	—	726	—	726
Net loss	—	—	—	(9,102)	(9,102)
Balance as of March 31, 2023	84,971,465	8	169,016	(101,989)	67,035
Issuance of common stock in connection with the Stock Purchase Agreement, net of issuance cost	875,772	1	8,176	—	8,177
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	146,223	—	1	—	1
Exercise of stock warrants	100	—	1	—	1
Stock-based compensation	—	—	924	—	924
Net loss	—	—	—	(9,448)	(9,448)
Balance as of June 30, 2023	85,993,560	$9	$178,118	$(111,437)	$66,690
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(22,403)	$(18,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,188	1,650
Depreciation and amortization	2,053	856
Amortization of deferred costs	—	402
Non-cash operating lease expense	2,571	506
Changes in operating assets and liabilities:
Accounts receivable	(473)	(444)
Inventories	(797)	(3)
Deferred costs	(380)	(1,304)
Prepaid expenses and other current assets	(185)	915
Other assets	(12)	(9)
Accounts payable	2,061	(305)
Accrued and other current liabilities	(2,518)	3,903
Deferred revenue	(283)	761
Operating lease liabilities	(560)	(453)
Net cash used in operating activities	(17,738)	(12,075)
Cash flows from investing activities:
Purchase of property, plant and equipment	(5,501)	(2,868)
Net cash used in investing activities	(5,501)	(2,868)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock warrants	14,384	1
Proceeds from issuance of common stock in connection with the At Market Issuance Sales Agreement	10,861	—
Proceeds from issuance of common stock in connection with the Stock Purchase Agreement	—	10,507
Payment of equity financing costs	(216)	(254)
Proceeds from exercise of stock options	96	3
Net cash provided by financing activities	25,125	10,257
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	1,886	(4,686)
Cash, cash equivalents and restricted cash equivalents, beginning of period	45,817	69,752
Cash, cash equivalents and restricted cash equivalents, end of period	$47,703	$65,066

Reconciliation of cash, cash equivalents and restricted cash equivalents shown on the condensed consolidated balance sheets:
Cash and cash equivalents	$46,447	$65,010
Restricted cash equivalents included in other assets	1,256	56
Total cash, cash equivalents and restricted cash equivalents	$47,703	$65,066
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
Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of $46.4 million. We believe that our cash and cash equivalents will be sufficient to fund our obligations over twelve months from the date these condensed consolidated financial statements are issued. In addition, we may receive additional funds from the issuance and sale of our shares of our common stock under the At Market Issuance Sales Agreement (the “Sales Agreement”), which we entered into with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (the “Sales Agents”) on October 2, 2023. Under the Sales Agreement, we may offer and sell, from time to time, shares of our common stock for an aggregate offering price of not more than $100.0 million. During the six months ended June 30, 2024 and from the date of the Sales Agreement through June 30, 2024, the aggregate net proceeds from the sale of shares of common stock under the Sales Agreement were approximately $10.9 million and $11.2 million, respectively. We may also receive additional funds when our stock warrants are exercised for cash. On May 13, 2024, we offered our public and private warrants holders the opportunity to exercise their warrants for cash at a temporarily reduced exercise price of $1.10 per warrant. This tender offer expired during our fiscal second quarter of 2024 and the net proceeds, after deducting stock issuance costs, totaled $13.6 million.
Since our inception, we have incurred recurring losses and negative cash flows from operations. During the three and six months ended June 30, 2024, we incurred a net loss of $12.5 million and $22.4 million, respectively, and at June 30, 2024, our accumulated deficit was $152.1 million. We expect to incur additional losses in the future as we scale our business and increase our operating expenditures, such as increasing our research and development spend and headcount. Additionally, we expect to increase our capital expenditures as we complete the design and build-out of a GWh-scale manufacturing facility in Brighton, Colorado. We expect to raise additional funds in order to meet our future operating and capital expenditure requirements, and we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If sufficient funding is not raised, we may need to reduce our spending activities, which may negatively affect our ability to achieve our operating goals. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution.
Other Risks and Uncertainties
We face risks related to abrupt political change, terrorist activity, and armed conflict such as the military conflicts between Russia and Ukraine and in the Middle East. These military conflicts have led to volatility in the global economy, and may contribute to inflation, volatility in the credit and capital markets, and interruption in the global supply chain. Although these military conflicts did not have an adverse impact on us to-date, the future outcome of such conflicts is highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.
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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of December 31, 2023, which has been derived from our audited consolidated financial statements as filed in our Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 28, 2024, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements. In management’s opinion, all adjustments made were normal or recurring in nature and necessary for the fair statement of our financial position as of June 30, 2024, our results of operations during the three and six months ended June 30, 2024 and 2023, and our cash flows during the six months ended June 30, 2024 and 2023. The financial data and other financial information disclosed in the notes to these condensed consolidated financial statements are also unaudited. The results of operations during the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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

Fair Value Measurements
We had money market funds totaling $22.6 million and $36.7 million as of June 30, 2024 and December 31, 2023, respectively, which were measured at Level 1 fair value based on the active market price of the instruments and included in cash and cash equivalents and in other assets in the accompanying condensed consolidated balance sheets.
We did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of June 30, 2024 and December 31, 2023.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2024 and 2023.
Restricted Cash Equivalents
Restricted cash equivalents pertain to the amount of cash deposits required by our lessors to satisfy letter of credit requirements under our lease agreements. Restricted cash equivalents, which are included in other assets in the accompanying condensed consolidated balance sheets, were $1.3 million and $56 thousand as of June 30, 2024 and December 31, 2023, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk include cash, cash equivalents, restricted cash equivalents and accounts receivable. Through June 30, 2024, we have not experienced losses on our financial assets held in financial institutions. Our allowance for expected credit losses on our accounts receivable was de minimis as of June 30, 2024 and none as of December 31, 2023.
Many of our customers are in the aviation industry though our batteries have applications across all segments of electric mobility. An adverse impact on the aviation industry may affect our relationship with our customers, which could affect our future financial condition, results of operations and cash flows. As of June 30, 2024 and December 31, 2023, five and three customers represented approximately 79% and 80%, respectively, of our total accounts receivable. There were three customers that individually represented 15%, 12% and 11% of our revenue during the three months ended June 30, 2024, compared to five customers that individually represented 21%, 18%, 18%, 13% and 11% of our revenue during the three months ended June 30, 2023. There was one customer that represented 14% our revenue during the six months ended June 30, 2024, compared to three customers that individually represented 21%, 16% and 14% of our revenue during the six months ended June 30, 2023.
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
Significant Accounting Policies
As of June 30, 2024, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
Note 3. Revenue
Disaggregation of Revenue
We disaggregate our revenue from customers by the type of arrangement, primarily from the sale of battery products and from providing customization design services, as this depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors.
During the three and six months ended June 30, 2024, our revenue from customers consisted of the sale of battery products and we had no revenue from customization design services. During the three and six months ended June 30, 2023, our revenue from customers consisted of the sale of battery products and de minimis revenue from customization design services.
We also had government grant revenue of $53.0 thousand and $0.3 million during the three and six months ended June 30, 2023, respectively, that was included as revenue in the accompanying condensed consolidated statements of operations. We accounted government grant using the analogy from International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance.
Revenue from the sale of battery products includes bill-and-hold arrangements, which were $0.6 million and $0.7 million during the three and six months ended June 30, 2024, and $0.3 million during the three and six months ended June 30, 2023.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in accounts receivable, contract assets recorded as unbilled receivables, and contract liabilities recorded as deferred revenue.
Accounts receivable represents our right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. Accounts receivable was $1.7 million, $1.3 million and $0.7 million as of June 30, 2024, December 31, 2023 and December 31, 2022, respectively.
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. We had no contract assets as of June 30, 2024 and December 31, 2023.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of revenue recognition. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. Deferred revenue was $3.2 million, $3.4 million and $3.4 million as of June 30, 2024, December 31, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2024, revenue recognized from the prior year deferred revenue balance was $0.5 million and $1.0 million, respectively. During the three and six months ended June 30, 2023, revenue recognized from the prior year deferred revenue balance was $0.4 million and $0.5 million, respectively.
Remaining Performance Obligations
We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of June 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, including deferred revenue, was approximately $18.5 million. Given the applicable contract terms, approximately $17.1 million is expected to be recognized as revenue within one year and approximately $1.4 million is expected to be recognized between two to five years. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.

Note 4. Inventories
Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$122	$172
Work in process	212	113
Finished goods	1,193	445
Inventories	$1,527	$730
Note 5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Production equipment	$6,868	$6,253
Lab equipment	2,536	2,502
Leasehold improvements	11,199	11,152
Furniture, fixtures and other equipment	385	376
Construction in progress	14,064	10,527
Property, plant and equipment, at cost	35,052	30,810
Less: accumulated depreciation and amortization	(11,103)	(9,050)
Property, plant and equipment, net	$23,949	$21,760
Depreciation and amortization expense was $1.1 million and $2.1 million during the three and six months ended June 30, 2024, respectively, and $0.5 million and $0.9 million during the three and six months ended June 30, 2023, respectively.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued compensation and benefits	$2,194	$3,070
Accrued professional fees	689	1,703
Accrued stock issuance costs	208	—
Accrued purchases of finished goods for resale	2	447
Other	176	374
Total accrued and other current liabilities	$3,269	$5,594
Note 7. Stockholders’ Equity
Common and Preferred Stock
As of June 30, 2024, we had a total of 1,000,000,000 shares of stock authorized to be issued, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. We have not declared any dividends through June 30, 2024.

Equity Incentive Plans
We adopted the 2022 Equity Incentive Plan (“2022 Plan”) effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, or performance awards and may be granted to directors, employees or consultants.
As of June 30, 2024, the total number of shares reserved for issuance under the 2022 Plan was 13,444,139, which includes the increase in shares reserved pursuant to the evergreen provisions contained in the 2022 Plan and the assumed awards that were withheld for payment of an exercise price or were forfeited due to failure to vest. The number of shares available for issuance under the 2022 Plan may be increased annually at the beginning of the fiscal year, subject to certain limitations.
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
As of June 30, 2024, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $4.2 million, which we expect to recognize over a weighted-average period of 1.8 years.
Restricted Stock Units (“RSUs”)
The fair value of RSUs is determined based upon the market closing price of our common stock on the date of grant. RSUs generally vest over a period of approximately four years from the date of grant, subject to the continued employment or services of the grantee.
As of June 30, 2024, the total unrecognized stock-based compensation expense related to the unvested RSUs was approximately $13.3 million, which we expect to recognize over a weighted-average period of 3.2 years.
Amprius, Inc. (“Amprius Holdings”) 2008 Stock Plan
The stock-based compensation costs under the Amprius Holdings 2008 Stock Plan, which were associated with grants to certain individuals who provided services to our company, were already fully recognized and included in the accompanying condensed consolidated statements of operations, with a corresponding increase in additional paid-in capital.
Employee Stock Purchase Plan
We adopted the 2022 Employee Stock Purchase Plan (“ESPP”) effective September 14, 2022. As of June 30, 2024, the total number of shares reserved for issuance was 2,724,333, which may be increased annually at the beginning of the fiscal year, subject to certain limitations. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees an opportunity to purchase our common stock at a discount through payroll deductions. We have not established an offering under the ESPP as of June 30, 2024.
Executive Incentive Compensation Plan
On September 14, 2022, our board of directors approved our Executive Incentive Compensation Plan, which will allow us to grant incentive awards to certain executive employees, generally payable in cash, based upon achieving specified goals. We have the right to settle the award by granting an equity award, which may be subject to vesting conditions. All awards under the Executive Incentive Compensation Plan will be subject to reduction, cancellation, forfeiture, or recoupment in accordance with any clawback policy that we are required to adopt pursuant to applicable laws. As of June 30, 2024, there were no awards granted under the Executive Incentive Compensation Plan.

Common Stock Warrants
On May 13, 2024, we offered the holders of the public and private warrants the opportunity to exercise their warrants for cash at a temporarily reduced exercise price of $1.10 per warrant. This cash tender offer expired on June 11, 2024. A total of 12,575,664 public warrants and 500,000 private warrants were exercised in connection with this cash tender offer. Gross proceeds from the exercise of the public and private warrants totaled $14.4 million. Incremental costs incurred, which were charged against the proceeds from the issuance of our shares of common stock, totaled $0.8 million.
Subsequent to the expiration of such cash tender offer, on June 24, 2024, we made a separate tender offer to the holders of the unexercised private warrants pursuant to which such holders were given the opportunity to exchange their warrants, on a cashless basis, for shares of our common stock based on an exchange ratio of 0.197 for each warrant validly tendered. This cashless tender offer expired after the end of our second fiscal quarter of 2024, on July 23, 2024. In our third fiscal quarter of 2024, a total of 15,600,000 private warrants were exchanged for a total of 3,073,200 shares of our common stock.
The temporary reduction in the exercise price of the public and private warrants in the cash tender offer was treated as a modification of those warrants. However, we have not recognized the effect of such modification because it was de minimis. Similarly, the exchange of private warrants for shares of our common stock in the cashless tender offer is being treated as a modification of those warrants. However, we do not anticipate that we will recognize the effect of such modification in a future period as it is also de minimis.
Shown below is a summary of the activity of the stock warrants as of and during the six months ended June 30, 2024:

	Public warrants	Private warrants	PIPE warrants	Total
Outstanding, December 31, 2023	29,268,236	16,400,000	2,052,500	47,720,736
Exercised	(12,575,664)	(500,000)	—	(13,075,664)
Outstanding, June 30, 2024	16,692,572	15,900,000	2,052,500	34,645,072
The public warrants and private warrants, which expire on September 14, 2027, are exercisable for one share of our common stock at a price of $11.50 per warrant subject to adjustment pursuant to the Warrant Agreement, dated as of March 1, 2022, as amended. Holders of private warrants may be able to exercise their warrants on a cashless basis pursuant to the Warrant Agreement, but holders of public warrants cannot exercise on a cashless basis. The public warrants are listed on the New York Stock Exchange and are redeemable by us when the price per share of our common stock equals or exceeds $18.00 per share for at least 20 trading days during a period of 30 consecutive trading days prior to the redemption date. The private warrants are not listed on any securities exchange and are not redeemable.
The PIPE warrants, which expire on September 14, 2027, are substantially identical to the public warrants, except that the exercise price of each PIPE warrant is $12.50 per warrant and they are not listed on any securities exchange. In addition, the PIPE warrants are redeemable by us if the price per share of our common stock equals or exceeds $20.00 per share for at least 20 trading days during a period of 30 consecutive trading days prior to the redemption date.
The warrants described above are classified as equity in accordance with the guidance under ASC 815-40, Derivatives and Hedging–Contracts in Entity’s Own Equity. Equity-classified contracts, such as stock warrants, are initially measured at fair value or allocated value. Any subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
At Market Issuance Sales Agreement
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million. From the date of the Sales Agreement through June 30, 2024, the aggregate net proceeds from the sale of shares of common stock under the Sales Agreement were approximately $11.2 million.
Costs incurred related to the Sales Agreement, which were initially deferred and included in other assets in the accompanying condensed consolidated balance sheets, will be charged proportionally against the proceeds from the issuance of shares of common stock. The balance of unamortized deferred stock issuance costs was $0.2 million as of June 30, 2024.

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
Stock-Based Compensation
Stock-based compensation from stock options and RSUs under the Equity Incentive Plans and from stock options under the Amprius Holdings 2008 Stock Plan that we recorded were included in the following lines in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cost of revenue	$242	$244	$409	$413
Research and development	270	27	440	47
Selling, general and administrative	1,429	653	2,339	1,190
Total stock-based compensation expense	$1,941	$924	$3,188	$1,650
Note 8. Income Taxes
We have no income tax expense as a result of the continued generation of net operating losses (“NOLs”), offset by a full valuation allowance recorded on such NOLs as we determined it is not more-likely-than-not that our NOLs will be utilized.
Note 9. Leases
As of June 30, 2024, we had non-cancelable operating leases for our corporate headquarters and manufacturing facilities located in Fremont, California and in Brighton, Colorado. Our Fremont lease, which expires in June 2027, provides us with an option to extend the term for one additional 5-year period and we determined with reasonable certainty that we will exercise such option. Our Brighton lease, which expires in May 2039, provides us with an option to extend the term for two additional 5-year periods, but we have not determined with reasonable certainty that we will exercise such option. Our operating leases do not contain any material residual value guarantees. We had no leases that were classified as finance leases as of June 30, 2024 and December 31, 2023.
The components of lease expense during the three and six months ended June 30, 2024 and 2023 are shown in the table below (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease expense	$1,286	$304	$2,571	$506
Variable lease expense	296	79	407	132
Short-term lease expense	23	23	45	42
Total lease expense	$1,605	$406	$3,023	$680
Other information about our operating leases during the six months ended June 30, 2024 and 2023 are shown in the table below (amounts in thousands).

	Six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$560	$453
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$5,241
Weighted-average remaining lease term	13.9 years	9.0 years
Weighted-average discount rate	9.4%	7.9%

Future operating lease payments, net of tenant improvement allowance, as of June 30, 2024 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2024	$754
2025	2,055
2026	3,929
2027	5,025
2028	5,185
2029	5,344
Thereafter	48,440
Total lease payments, net of tenant improvement allowance	70,732
Less - present value adjustments	(34,012)
Total operating lease liabilities	$36,720
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
Note 11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(12,517)	$(9,448)	$(22,403)	$(18,550)
Denominator:
Weighted-average number of common shares outstanding	97,048,734	85,216,827	93,538,477	84,932,542
Basic and diluted net loss per common share	$(0.13)	$(0.11)	$(0.24)	$(0.22)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	June 30,
	2024	2023
Stock warrants	34,645,072	47,720,736
Stock options	11,020,937	13,822,769
RSUs	4,834,026	479,646
Total	50,500,035	62,023,151

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
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems, such as drones and high-altitude pseudo satellites. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by over 100 customers, including AALTO Airbus, AeroVironment, BAE Systems, the Korean Aerospace Research Institute, Kraus Hamdani Aerospace and Teledyne FLIR, and from inception through June 30, 2024, we have shipped over 150,000 batteries, which have enabled mission critical applications. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are defended by our portfolio of patents, trade secrets and know-how developed over 10 years of research and development.
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
Our SiCore batteries are developed in collaboration with Berzelius (Nanjing) Co. Ltd. (“Berzelius”), a former subsidiary of Amprius, Inc. (“Amprius Holdings”), our former parent company and current majority stockholder. In order to support our customers’ current roadmaps and supply forecasts, we entered into a supply agreement with Berzelius (the “Exclusive Supply Agreement”), which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. Currently, we have access through supply agreements with three toll manufacturers to over 500 MWhs of SiCore batteries that are commercially available today in a wide range of form factors encompassing pouch, large form factor (up to 100 Ah) and cylindrical cells. The existing toll manufacturing SiCore production capacity allows us to service our customers and grow our business as we continue our pre-construction plans related to our GWh-scale manufacturing facility in Brighton, Colorado. The construction scope and schedule for the facility will be determined based on the final design and the availability and timing of funding. We are paying close attention to the larger industry dynamics. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations would also influence our decision.
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

During the six months ended June 30, 2024 and from the date of the Sales Agreement through June 30, 2024, the aggregate net proceeds from the sale of shares of common stock under the Sales Agreement were approximately $10.9 million and $11.2 million, respectively.
Known Trends, Demands, Commitments, Events, or Uncertainties Impacting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Establishing Manufacturing Capacity
In order to meet the increased demand for our products, we are expanding our manufacturing capacity in Fremont, California and planning to build a GWh-capacity manufacturing facility in Brighton, Colorado. Currently, our expansion of the Fremont, California facility from a kWh-scale manufacturing line into a MWh-scale manufacturing line is in progress. Once our expansion in Fremont, California is in full operation, which we expect to achieve exiting 2024, we anticipate that we will manufacture SiMaxx batteries up to 2 MWh capacity, which is about 10 times our production capacity in 2023. In addition, we have commenced pre-construction work to build the initial phase of our GWh-scale manufacturing facility in Brighton, Colorado. The construction scope and schedule for the facility will be determined based on the final design and the availability and timing of funding. Once the initial phase is in operation, we plan to produce SiCore batteries first and then produce SiMaxx batteries as we continue to expand our manufacturing capacity. Currently, we produce SiCore batteries by leveraging Berzelius’ existing production line and manufacturing partners.
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
Achieving capacity at commercial scale of our high energy density lithium-ion batteries will require us to make significant and increasing capital expenditures to scale our manufacturing capacity and improve our supply chain processes. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve up to 500 MWh per year of manufacturing capacity in our Brighton, Colorado facility, but such estimate does not include costs related to the construction and build-out of the new manufacturing facility. Our first manufacturing line is planned to be for SiCore, which allows us to use conventional, off-the-shelf processes. As we plan additional lines, our SiMaxx anode process requires different equipment than traditional anode manufacturing, therefore our capital equipment costs are likely to be higher than equipment used for production of graphite anodes. Our ability in the future to generate revenue sufficient to achieve profitability will depend largely on our ability to scale production to meet the expected market demand for our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.
Part of our plan to meet the increased demand for our SiCore batteries is the establishment of a network of toll manufacturing partnerships. This is a new process for us and some of the challenges that we may encounter include, among others, risk of losing control over the manufacturing of our SiCore batteries, which could lead to quality control issues, delay in production, increase in production costs, and non-compliance with our established standards. In addition, we may encounter a risk of losing control of some of our intellectual property. We need to set up business processes, including oversight and quality control procedures, in order to manage our toll manufacturing arrangements. We will only select large, experienced and reputable toll manufacturing companies. Currently, we have three large scale toll manufacturing partners in Asia.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 to the Three and Six Months Ended June 30, 2023
The following table summarizes our results of operations during the three and six months ended June 30, 2024 and 2023 (in thousands, except percentage data):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue	$3,345	$1,632	$1,713	105%	$5,681	$2,311	$3,370	146%
Cost of revenue	9,876	4,664	5,212	112%	16,657	8,860	7,797	88%
Gross loss	(6,531)	(3,032)	(3,499)	115%	(10,976)	(6,549)	(4,427)	68%
Gross margin	(195)%	(186)%			(193)%	(283)%
Operating expenses:
Research and development	1,662	772	890	115%	3,243	1,572	1,671	106%
Selling, general and administrative	4,739	6,279	(1,540)	(25)%	9,032	11,713	(2,681)	(23)%
Total operating expenses	6,401	7,051	(650)	(9)%	12,275	13,285	(1,010)	(8)%
Loss from operations	(12,932)	(10,083)	(2,849)	28%	(23,251)	(19,834)	(3,417)	17%
Other income	415	635	(220)	(35)%	848	1,284	(436)	(34)%
Net loss	$(12,517)	$(9,448)	$(3,069)	32%	$(22,403)	$(18,550)	$(3,853)	21%

Cost and operating expenses reported above include stock-based compensation as follows (in thousands, except percentage data):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Cost of revenue	$242	$244	$(2)	(1)%	$409	$413	$(4)	(1)%
Research and development expense	270	27	243	900%	440	47	393	836%
Selling, general and administrative expense	1,429	653	776	119%	2,339	1,190	1,149	97%
Total stock-based compensation	$1,941	$924	$1,017	110%	$3,188	$1,650	$1,538	93%
Revenue
Revenue increased by $1.7 million, or 105%, to $3.3 million during the three months ended June 30, 2024 from $1.6 million during the same period last year due primarily to the $2.0 million increase in sales of batteries, including a $1.8 million increase in sales of SiCore batteries, resulting from an increase in the volume of orders from existing and new customers. The increase in revenue was offset by a $0.3 million decrease in non-recurring customized design service revenue.
Revenue increased by $3.4 million, or 146%, to $5.7 million during the six months ended June 30, 2024 from $2.3 million during the same period last year due primarily to the $3.9 million increase in sales of batteries, including a $3.0 million increase in sales of SiCore batteries, resulting from an increase in the volume of orders from existing and new customers. The increase in revenue was offset by a $0.5 million decrease in non-recurring customized design service revenue and grant revenue.
Cost of Revenue
Cost of revenue increased by $5.2 million, or 112%, to $9.9 million, and by $7.8 million, or 88%, to $16.7 million during the three and six months ended June 30, 2024, respectively, compared to the same periods last year. The increase was primarily due to the increase in outside services and consulting fees, which include nonrecurring fees incurred in connection with our plan to construct a GWh manufacturing facility in Brighton, Colorado, as well as increases in cost of materials to produce our products, personnel-related costs, and allocation of overhead costs, primarily shared-facility costs, equipment and utility costs.
Research and Development Expense
Research and development expense increased by $0.9 million, or 115%, to $1.7 million, and by $1.7 million, or 106%, to $3.2 million, during the three and six months ended June 30, 2024, respectively, compared to the same periods last year primarily due to the increase in personnel-related costs, including stock-based compensation expense, due to the hiring of additional personnel involved in research and development activities.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased by $1.5 million, or 25%, to $4.7 million during the three months ended June 30, 2024 compared to the same period last year primarily due to a $2.5 million decrease in non-recurring professional fees and corporate insurance costs, including a decrease in directors’ and officers’ insurance costs, offset by a $1.0 million increase in personnel-related and other administrative costs, including an increase in stock-based compensation expense, due to the hiring of additional personnel.
Selling, general and administrative expense decreased by $2.7 million, or 23%, to $9.0 million during the six months ended June 30, 2024 compared to the same period last year primarily due to a $4.3 million decrease in non-recurring professional fees and corporate insurance costs, including a decrease in directors’ and officers’ insurance costs, offset by a $1.6 million increase in personnel-related and other administrative costs, including an increase in stock-based compensation expense, due to the hiring of additional personnel.

Other Income
Other income, which consisted primarily of interest income, decreased by $0.2 million and by $0.4 million during the three and six months ended June 30, 2024, respectively, compared to the same periods last year primarily due to the utilization of our interest-bearing funds for operations.
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
During the three and six months ended June 30, 2024 and 2023, we have financed our operations primarily though revenue generated from operations and proceeds from the issuance of shares of our common stock. We expect to rely on our cash and cash equivalents, which was $46.4 million as of June 30, 2024, and cash flows from operations to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Quarterly Report on Form 10-Q are issued. Also, as described further below, we may receive additional funds when we issue shares of our common stock under the At Market Financing and if the stock warrants are exercised for cash.
Under the At Market Financing, we may receive additional funds from the offering and sale of our shares of our common stock with an aggregate offering price of not more than $100.0 million. During the six months ended June 30, 2024 and from the date of the Sales Agreement through June 30, 2024, the aggregate net proceeds were $10.9 million and $11.2 million, respectively. Actual sales, if any, of shares of common stock in the At Market Financing will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may be able to raise funds through the At Market Financing.
We may also receive additional funds if our stock warrants are exercised for cash. The exercise price of our public warrants and private warrants is $11.50 per warrant, and the exercise price of the PIPE warrants is $12.50 per warrant, although we and, in certain cases, the warrant agent have the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the trading price of our common stock at that time. On May 13, 2024, we offered the holders of the public and private warrants the opportunity to exercise, for cash, their warrants at a temporarily reduced exercise price of $1.10 per warrant. Such cash tender offer expired on June 11, 2024. A total of 12,575,664 public warrants and 500,000 private warrants were exercised. Net proceeds from such cash tender offer, after deducting stock issuance costs, totaled $13.6 million. Subsequent to our second fiscal quarter of 2024, and pursuant to another tender offer that expired on July 23, 2024, a total of 15,600,000 private warrants were exercised, on a cashless basis, in exchange for a total of 3,073,200 shares of our common stock. As of July 25, 2024, we had 16,692,572 public warrants, 300,000 private warrants and 2,052,500 PIPE warrants outstanding. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon market conditions.
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

We have incurred net losses to date. During the three and six months ended June 30, 2024, we incurred a net loss of $12.5 million and $22.4 million, respectively. We expect to incur additional losses and increased expenses in future periods, including those associated with the design and build out of our GWh-scale manufacturing facility, continued research and development, and increased employee headcount to support those efforts.
As of June 30, 2024, our contractual obligations consisted primarily of our noncancellable operating lease agreements for our corporate headquarters and manufacturing facilities in Fremont, California and in Brighton, Colorado. As of June 30, 2024, the total future minimum lease payable, net of tenant improvement allowance, over the remaining weighted-average lease term of 13.9 years was approximately $70.7 million, of which approximately $2.5 million is payable over the next twelve months. For additional information about our leases, please refer to Note 9 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six months ended June 30,		Change
	2024	2023	$
Net cash used in operating activities	$(17,738)	$(12,075)	$(5,663)
Net cash used in investing activities	$(5,501)	$(2,868)	$(2,633)
Net cash provided by financing activities	$25,125	$10,257	$14,868
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
Net cash used in operating activities increased to $17.7 million during the six months ended June 30, 2024 from $12.1 million during the same period last year primarily due to the increase in personnel-related costs as we hired additional employees.
Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities increased to $5.5 million during the six months ended June 30, 2024 from $2.9 million during the same period last year primarily due to the construction of leasehold improvements in our manufacturing facilities and purchases of production equipment as we continue to expand our manufacturing capacity.
Net Cash Provided by Financing Activities
Our primary source of cash provided by financing activities consists of proceeds from the issuance of common stock. Our cash usage for financing activities consists primarily of payments related to the issuance of common stock.
Net cash provided by financing activities increased to $25.1 million during the six months ended June 30, 2024 from $10.3 million during the same period last year. Net cash provided by financing activities during the six months ended June 30, 2024 consisted primarily of the net proceeds from the issuance of common stock in connection with the Sales Agreement and the cash received upon exercise of our public and private warrants. Net cash provided by financing activities during the same period last year consisted primarily of the net proceeds from the issuance of common stock in connection with the Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with B. Riley Principal Capital II, LLC (“BRPC II”).
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
There have been no changes to our critical accounting estimates during the six months ended June 30, 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were not effective because of our previously identified material weaknesses in internal controls over financial reporting, as described further below, that have not been remediated as of June 30, 2024. However, based on additional procedures and post-closing review that we performed, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our consolidated financial position, consolidated results of operations, and consolidated cash flows as of and for the years presented, in conformity with U.S. GAAP.
Remediation Plan for Previously Identified Material Weaknesses
The previously identified material weaknesses pertained to (i) inadequate design and maintenance of internal controls over our financial reporting and close activities, and (ii) inadequate segregation of duties. More specifically, the material weaknesses were attributed to our inadequate controls on our implementation, use and monitoring of certain application systems that were implemented in 2023, which resulted in inadequate review of certain transactions. Our management is in the process of performing the following:
•Continue to enhance our control activities on our application systems by ensuring that inappropriate level of access of our employees are removed, periodically reviewing their access, documenting our review of their access, and ensuring that no one from the accounting and finance department can add or modify users in those application systems;
•Continue to enhance our internal controls over the recording of transactions entered into our accounting system, whether automated or manually entered, by ensuring that they are properly reviewed and approved by the appropriate level of personnel; and
•Continue to enhance our review, testing and monitoring of our existing internal controls on a periodic basis, through the assistance of our external specialists, and design and implement new internal controls in a timely manner when a new process is implemented, if any, such as an implementation of a relevant application system.
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
Changes in Internal Control Over Financial Reporting
Except for the activities taken related to the remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We have customers from the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
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
•There is no guarantee that our warrants will be in the money, and they may expire worthless.
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
Our SiCore batteries are based on the innovative, proprietary material system developed by Berzelius and are currently manufactured by our manufacturing partners. To date, our SiCore batteries have been produced under a toll manufacturing partnership with Berzelius. However, to facilitate this product expansion, we entered into the Exclusive Supply Agreement with Berzelius, pursuant to which Berzelius agreed, among other things, (i) to manufacture for, and sell exclusively to, Amprius its proprietary silicon anode materials in the United States, Canada and Mexico and (ii) to use best efforts to prioritize fulfillment of Amprius’ forecasted orders, if any. The Exclusive Supply Agreement does not include any commercial terms, and until such time as we are able to establish mutually agreeable commercial terms thereunder, if we are able to at all, the purchase of the materials under the Exclusive Supply Agreement by Amprius will be specified in written purchase orders mutually agreeable to the parties. In addition, we signed agreements with several contract manufacturers to secure more than 500 MWh of production capacity for our SiCore batteries and are engaging with potential additional partners across a network of established Asia-based contract manufacturers. Our reliance on Berzelius or other third parties to manufacture our batteries or battery materials subjects us to certain risks, including but not limited to:
•Because we have not established commercial terms for future SiCore battery or battery material purchases and, therefore, must agree to commercial terms on each of our purchase orders, if Berzelius or our manufacturing partners increase their prices, we may not be able to establish commercially reasonable terms for future purchases;
•We may purchase SiCore battery materials from Berzelius or our manufacturing partners before we receive purchase orders for our SiCore batteries from our customers, or we may accept purchaser orders for SiCore batteries from our customers before establishing any commercial terms with Berzelius or our manufacturing partners, and if we cannot establish commercially reasonable terms with Berzelius or our manufacturing partners, we may not be able to fulfill customers’ orders or we may incur losses when trying to meet our obligations, which may result in our customers seeking alternative batteries, and in turn, we could lose customers and face reputational harm and penalties;
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

•If we are unable to successfully market SiCore batteries manufactured by Berzelius or our manufacturing partners within our product portfolio, our business, financial condition and results of operations will be adversely affected; and
•Although we have exclusive rights to purchase Berzelius’ proprietary silicon anode materials in the United States, Canada and Mexico, we do not have exclusivity arrangements with respect to marketing, and there is no guarantee that Berzelius will not compete with us for customers.
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

For our customers who individually represent 10% or more of our revenue, three and five customers together accounted for 38% and 81% of our revenue during the three months ended June 30, 2024 and 2023, respectively, and one and three customers together accounted for 14% and 51% of our revenue during the six months ended June 30, 2024 and 2023, respectively. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future cash receipts or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our battery products, and there can be no assurance that our existing customers will continue to purchase from us.
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
Under the Sales Agreement, we may offer and sell, from time to time, through the Sales Agents, shares of our common stock with an aggregate offering price of not more than $100.0 million.
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
We have incurred significant operating losses since our inception. For example, our revenue was $3.3 million and $5.7 million during the three and six months ended June 30, 2024 and $1.6 million and $2.3 million during the three and six months ended June 30, 2023, respectively, and we generated net losses of $12.5 million and $22.4 million during the three and six months ended June 30, 2024 and $9.4 million and $18.6 million during the three and six months ended June 30, 2023, respectively. We believe that we will continue to incur operating and net losses each fiscal quarter until at least the time we begin scaled production of our batteries.
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. We previously identified two material weaknesses in our internal control over financial reporting that have not been remediated as of June 30, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
We have customers from the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
We have contracts with the U.S. government (as a prime contractor or subcontractor), and we believe that the success and growth of our business will continue to include successful procurement of, and maintenance of, government contracts.
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
As of June 30, 2024, our executive officers and directors as a group beneficially own approximately 11.0% of the common stock outstanding. Additionally, certain of our executive officers and directors own interests in Amprius Holdings, which owns approximately 60.4% of our common stock outstanding as of June 30, 2024, and certain of our directors are members of Amprius Holdings’ board of directors. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.
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
Sales of a substantial number of shares of our securities in the public market could occur at any time. For example, we have certain registration right obligations with respect to 96,923,984 shares of our common stock constituting approximately 74.1% of our issued and outstanding common stock as of June 30, 2024 (assuming the exercise in full of all of the warrants registered thereunder), as well as the shares underlying the remainder of our public warrants.
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

Additionally, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans and the shares issuable upon exercise of the options outstanding under the Amprius Technologies, Inc. 2016 Equity Incentive Plan, which were an aggregate of 11,020,937 shares of common stock as of June 30, 2024. Subject to applicable securities laws and the satisfaction of any vesting restriction, the shares issued thereunder will be available for immediate resale in the public market.
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
Risks Related to Our Warrants
There is no guarantee that our warrants will be in the money, and they may expire worthless.
On May 13, 2024, we offered the holders of our public and private warrants the opportunity to exercise their warrants for cash at a temporarily reduced exercise price of $1.10 per share. This cash tender offer expired on June 11, 2024. Subsequent to the expiration of such cash tender offer, on June 24, 2024, we made a separate tender offer to the holders of the unexercised private warrants an opportunity to exchange their warrants for shares of our common stock based on an exchange ratio of 0.197 as approved by the board of directors. Such exchange offer expired on July 23, 2024. The exercise price of our outstanding private warrants and public warrants is $11.50 per share. The exercise price of our warrants issued as part of units in a private placement (the “PIPE warrants”) is $12.50 per share.
We do not currently have any plan of additional arrangements for our outstanding private warrants, public warrants and PIPE warrants. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon the market price of our common stock. If the market price for our common stock is less than $11.50 per share, in the case of our private warrants and public warrants, or $12.50 per share, in the case of our PIPE warrants, we believe warrant holders will be unlikely to exercise their warrants. There is no guarantee that the warrants will be in the money prior to their expiration, and as such, the warrants may expire worthless.
We may redeem unexpired public warrants prior to their exercise at a time that is disadvantageous to the warrant holders, thereby making the public warrants worthless.
We have the ability to redeem outstanding public warrants or PIPE warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share (as may be adjusted), in the case of the public warrants, or $20.00 per share (as may be adjusted), in the case of the PIPE warrants, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to public warrant or PIPE warrant holders and provided certain other conditions are met. If and when the public warrants or PIPE warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants or PIPE warrants as set forth above even if the holders are otherwise unable to exercise the public warrants or PIPE warrants. Redemption of the outstanding public warrants or PIPE warrants could force holders (i) to exercise public warrants or PIPE warrants and pay the exercise price therefor at a time when it may be disadvantageous, (ii) to sell public warrants or PIPE warrants at the then-current market price when holders might otherwise wish to hold public warrants or PIPE warrants or (iii) to accept the nominal redemption price that, at the time the outstanding public warrants or PIPE warrants are called for redemption, may be substantially less than the market value of the public warrants or PIPE warrants.
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
The public warrants and private warrants were issued in registered form under the respective warrant agreements. The Warrant Agreement, dated as of March 1, 2022 (as amended, the “Warrant Agreement”), by and among us and Continental Stock Transfer & Trust Company, provides that the terms of the public warrants and private warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and, solely with respect to any amendment to the terms of the private warrants or any provision of the Warrant Agreement with respect to the private warrants, 50% of the number of the then outstanding private warrants. The Warrant Agreement, dated as of September 14, 2022, by and among us and Continental Stock Transfer & Trust Company, provides that the terms of the PIPE warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision but requires the approval by the holders of at least 50% of the then outstanding PIPE warrants to make any change that adversely affects the interests of the registered holders of PIPE warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of such then-outstanding warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of such then-outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of shares of common stock issuable upon exercise of a warrant.
The warrants are exercisable for common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of June 30, 2024, outstanding warrants to purchase an aggregate of 34,645,072 shares of common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. Subsequent to our second fiscal quarter of 2024, and pursuant to a tender offer that expired on July 23, 2024, a total of 15,600,000 private warrants were validly tendered in exchange for a total of 3,073,200 shares of our common stock. As of July 25, 2024, we had an aggregate of 19,045,072 warrants outstanding, comprised of 16,692,572 public warrants, 300,000 private warrants and 2,052,500 PIPE warrants. The exercise price of the private warrants and public warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share, though we and, in certain cases, the warrant agent have the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the current trading price for our common stock. To the extent the warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Shares of common stock issuable pursuant to the warrants are not subject to lock-up restrictions. As such, once the warrants are exercised, the holder of such shares issuable upon the exercise of the warrants will be able to resell the shares to the market, subject to other applicable laws. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. Further, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, such warrants may expire worthless.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On April 24, 2024, Jonathan Bornstein, our President of Amprius Lab, terminated his stock trading plan that had been intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”). Mr. Bornstein’s Rule 10b5-1 Plan, adopted on May 12, 2023 with an initial expiration date of December 19, 2024, had provided for the potential exercise of stock options and the associated sale of up to 2,183,851 shares of our common stock.
During the quarter ended June 30, 2024, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	September 16, 2022
3.2	Amended and Restated Bylaws of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	March 23, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41314	4.1	September 16, 2022
4.2	First Amendment to Warrant Agreement, dated as of May 13, 2024, by and between the Company and Continental Transfer & Trust Company	Schedule TO	File No. 005-93595	(d)(2)	May 13, 2024
10.1	Tender and Support Agreement, dated June 24, 2024, by and among the Company, Justin Mirro and Kensington Capital Partners, LLC	Form S-4	File No. 333-280445	10.19	July 3, 2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

AMPRIUS TECHNOLOGIES, INC.:

August 9, 2024	By:	/s/ Dr. Kang Sun
(Date)		Dr. Kang Sun
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2024	By:	/s/ Sandra Wallach
(Date)		Sandra Wallach
Chief Financial Officer
(Principal Financial and Accounting Officer)