Form 10-Q
period 2024-09-30
Amprius Technologies, Inc.
filed 2024-11-07
CIK 1899287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 31, 2024, the registrant had 105,838,789 shares of common stock, par value $0.0001, outstanding.

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

•the effect of macroeconomic factors, such as abrupt political change, terrorist activity, armed conflict, public health emergencies and the U.S. trade environment, on our business; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q, including risk factors discussed in Part II, Item 1A under the heading, “Risk Factors.”

Part I - Financial Information
Item 1. Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except share and par value data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$35,045	$45,761
Accounts receivable, net	4,590	1,265
Inventories	2,664	730
Deferred costs	—	779
Prepaid expenses and other current assets	2,641	1,987
Total current assets	44,940	50,522
Non-current assets:
Property, plant and equipment, net	23,968	21,760
Operating lease right-of-use assets, net	33,829	35,149
Other assets	1,470	305
Total assets	$104,207	$107,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,934	$3,341
Accrued and other current liabilities	4,196	5,594
Deferred revenue	1,817	3,434
Operating lease liabilities	2,053	1,088
Total current liabilities	13,000	13,457
Non-current liabilities:
Operating lease liabilities	35,208	34,479
Total liabilities	48,208	47,936
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 111,338,789 and 88,869,463 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	11	9
Additional paid-in capital	218,904	189,454
Accumulated deficit	(162,916)	(129,663)
Total stockholders’ equity	55,999	59,800
Total liabilities and stockholders’ equity	$104,207	$107,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenue	$7,855	$2,798	$13,536	$5,109
Cost of revenue	12,956	7,046	29,613	15,906
Gross loss	(5,101)	(4,248)	(16,077)	(10,797)
Operating expenses:
Research and development	1,817	815	5,060	2,387
Selling, general and administrative	4,335	4,068	13,367	15,781
Total operating expenses	6,152	4,883	18,427	18,168
Loss from operations	(11,253)	(9,131)	(34,504)	(28,965)
Other income, net	403	639	1,251	1,923
Net loss	$(10,850)	$(8,492)	$(33,253)	$(27,042)
Weighted-average common shares outstanding:
Basic and diluted	110,408,303	86,354,067	99,202,799	85,411,590
Net loss per share of common stock:
Basic and diluted	$(0.10)	$(0.10)	$(0.34)	$(0.32)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2023	88,869,463	$9	$189,454	$(129,663)	$59,800
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	2,853,266	—	8,746	—	8,746
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	551,436	—	28	—	28
Stock-based compensation	—	—	1,247	—	1,247
Net loss	—	—	—	(9,886)	(9,886)
Balance as of March 31, 2024	92,274,165	9	199,475	(139,549)	59,935
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	1,043,053	—	2,074	—	2,074
Issuance of common stock upon exercise of stock warrants, net of issuance cost	13,075,664	2	13,626	—	13,628
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,585,405	—	68	—	68
Stock-based compensation	—	—	1,941	—	1,941
Net loss	—	—	—	(12,517)	(12,517)
Balance as of June 30, 2024	107,978,287	11	217,184	(152,066)	65,129
Issuance of common stock upon exchange of stock warrants for shares of common stock	3,073,200	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	287,302	—	—	—	—
Stock-based compensation	—	—	1,720	—	1,720
Net loss	—	—	—	(10,850)	(10,850)
Balance as of September 30, 2024	111,338,789	$11	$218,904	$(162,916)	$55,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

	Nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2022	84,610,114	$8	$165,912	$(92,887)	$73,033
Issuance of common stock in connection with the Stock Purchase Agreement, net of issuance cost	331,351	—	2,376	—	2,376
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	30,000	—	2	—	2
Stock-based compensation	—	—	726	—	726
Net loss	—	—	—	(9,102)	(9,102)
Balance as of March 31, 2023	84,971,465	8	169,016	(101,989)	67,035
Issuance of common stock in connection with the Stock Purchase Agreement, net of issuance cost	875,772	1	8,176	—	8,177
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	146,223	—	1	—	1
Exercise of stock warrants	100	—	1	—	1
Stock-based compensation	—	—	924	—	924
Net loss	—	—	—	(9,448)	(9,448)
Balance as of June 30, 2023	85,993,560	9	178,118	(111,437)	66,690
Issuance of common stock in connection with the Stock Purchase Agreement, net of issuance cost	1,269,441	—	6,331	—	6,331
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	379,243	—	112	—	112
Stock-based compensation	—	—	1,115	—	1,115
Net loss	—	—	—	(8,492)	(8,492)
Balance as of September 30, 2023	87,642,244	$9	$185,676	$(119,929)	$65,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(33,253)	$(27,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,908	2,765
Depreciation and amortization	2,917	1,318
Amortization of deferred costs	1,246	1,070
Non-cash operating lease expense	3,857	811
Changes in operating assets and liabilities:
Accounts receivable	(3,325)	(1,201)
Inventories	(1,934)	13
Deferred costs	(467)	(1,692)
Prepaid expenses and other current assets	(654)	101
Other assets	(6)	(9)
Accounts payable	3,287	1,226
Accrued and other current liabilities	(1,383)	2,308
Deferred revenue	(1,617)	306
Operating lease liabilities	(843)	(727)
Net cash used in operating activities	(27,267)	(20,753)
Cash flows from investing activities:
Purchase of property, plant and equipment	(6,834)	(11,799)
Net cash used in investing activities	(6,834)	(11,799)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of stock warrants	14,384	1
Proceeds from issuance of common stock in connection with the At Market Issuance Sales Agreement	10,861	—
Proceeds from issuance of common stock in connection with the Stock Purchase Agreement	—	16,542
Payment of equity financing costs	(756)	(406)
Proceeds from exercise of stock options	96	115
Net cash provided by financing activities	24,585	16,252
Net decrease in cash, cash equivalents and restricted cash equivalents	(9,516)	(16,300)
Cash, cash equivalents and restricted cash equivalents, beginning of period	45,817	69,752
Cash, cash equivalents and restricted cash equivalents, end of period	$36,301	$53,452

Reconciliation of cash, cash equivalents and restricted cash equivalents shown on the condensed consolidated balance sheets:
Cash and cash equivalents	$35,045	$53,396
Restricted cash equivalents included in other assets	1,256	56
Total cash, cash equivalents and restricted cash equivalents	$36,301	$53,452

Supplemental non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$155	$2,039
Increase in fair value of modified stock warrants	$727	$—
Unpaid financing costs from the issuance of shares of common stock	$—	$263
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Operations and Organization
Nature of Operations
Amprius Technologies, Inc. (hereafter referred to as the “Company,” “we,” “us,” or “our”) develops, manufactures and markets lithium-ion batteries for mobility applications, including the aviation, electric vehicle (“EV”) and light electric vehicle (“LEV”) industries. We have been in commercial battery production since 2018 and our disruptive silicon anode technology is intended to enable batteries with higher energy density, higher power density and fast charging capabilities over a wide range of operating temperatures. Our headquarters is located in Fremont, California.
Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of $35.0 million. We believe that our cash and cash equivalents will be sufficient to fund our obligations over twelve months from the date these condensed consolidated financial statements are issued. In addition, we may receive additional funds from the issuance and sale of our shares of our common stock under the At Market Issuance Sales Agreement (the “Sales Agreement”), which we entered into with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (the “Sales Agents”) on October 2, 2023. Under the Sales Agreement, we may offer and sell, from time to time, shares of our common stock for an aggregate offering price of not more than $100.0 million. During the nine months ended September 30, 2024 and from the date of the Sales Agreement through September 30, 2024, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $10.9 million and $11.2 million, respectively. We may also receive additional funds if our stock warrants are exercised for cash. During the nine months ended September 30, 2024, we received a total of $13.6 million, after deducting stock issuance costs, from the cash exercise of our stock warrants at a temporarily reduced exercise price of $1.10 per warrant.
Since our inception, we have incurred recurring losses and negative cash flows from operations. During the three and nine months ended September 30, 2024, we incurred a net loss of $10.9 million and $33.3 million, respectively, and at September 30, 2024, our accumulated deficit was $162.9 million. We expect to incur additional losses in the future as we scale our business and increase our operating expenditures, including our research and development spend. We expect to raise additional funds in order to meet our future operating and capital expenditure requirements, and we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If sufficient funding is not raised, we may need to reduce our spending activities, which may negatively affect our ability to achieve our operating goals. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution.
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
The COVID-19 pandemic was unprecedented and resulted in significant national and global economic disruption. The extent to which public health emergencies such as the COVID-19 pandemic may impact our business, financial condition, prospects and results of operations is highly uncertain and cannot be predicted.
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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of December 31, 2023, which has been derived from our audited consolidated financial statements as filed in our Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 28, 2024, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements. In management’s opinion, all adjustments made were normal or recurring in nature and necessary for the fair statement of our financial position as of September 30, 2024, our results of operations during the three and nine months ended September 30, 2024 and 2023, and our cash flows during the nine months ended September 30, 2024 and 2023. The financial data and other financial information disclosed in the notes to these condensed consolidated financial statements are also unaudited. The results of operations during the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
Our significant accounting estimates include useful lives of property, plant and equipment; valuation of deferred taxes; lower of cost or net realizable adjustment of inventory; incremental borrowing rate used in calculating lease obligations and right-of-use assets; and certain inputs used to measure the fair value of stock option grants using the Black-Scholes option-pricing model.
Fair Value Measurements
We had money market funds totaling $22.9 million and $36.7 million as of September 30, 2024 and December 31, 2023, respectively, which were measured at Level 1 fair value based on the active market price of the instruments and included in cash and cash equivalents and in other assets in the accompanying condensed consolidated balance sheets.

We did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of September 30, 2024 and December 31, 2023.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2024 and 2023.
Restricted Cash Equivalents
Restricted cash equivalents pertain to the amount of cash deposits required by our lessors to satisfy letter of credit requirements under our lease agreements. Restricted cash equivalents, which are included in other assets in the accompanying condensed consolidated balance sheets, were $1.3 million and $56 thousand as of September 30, 2024 and December 31, 2023, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk include cash, cash equivalents, restricted cash equivalents and accounts receivable. Through September 30, 2024, we have not experienced losses on our financial assets held in financial institutions. Our allowance for expected credit losses on our accounts receivable was de minimis as of September 30, 2024 and none as of December 31, 2023.
Many of our customers are in the aviation industry though our batteries have applications across all segments of electric mobility. An adverse impact on the aviation industry may affect our relationship with our customers, which could affect our future financial condition, results of operations and cash flows. As of September 30, 2024 and December 31, 2023, there were three customers that represented approximately 49% and 80%, respectively, of our total accounts receivable. During the three months ended September 30, 2024, there were four customers that individually represented 20%, 16%, 13% and 10% of our revenue compared to four customers that individually represented 40%, 22%, 15% and 12% of our revenue during the three months ended September 30, 2023. During the nine months ended September 30, 2024, there were three customers that individually represented 14%, 12% and 11% of our revenue compared to four customers that individually represented 32%, 14%, 13% and 12% of our revenue during the nine months ended September 30, 2023.
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
Significant Accounting Policies
As of September 30, 2024, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires entities to disclose, in the notes to the financial statements, (i) amounts of (a) purchases of inventory, (b) employee compensation and (c) depreciation; (ii) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements; (iii) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (iv) the total amount of selling expenses and, in annual reporting periods, a definition of selling expenses. This ASU, which is effective starting on our annual reporting for the year ending December 31, 2027 and interim reporting periods beginning January 1, 2028, is required to be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating this ASU. We believe that the impact of the additional required disclosures will enhance our current financial statement disclosure.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to disclose, among others, (i) specific categories in the rate reconciliation table, (ii) additional information for reconciling items that meet a quantitative threshold and (iii) the amount of income taxes paid on a disaggregated level. This ASU is required to be adopted on a prospective basis. As an emerging growth company, this ASU is effective starting on our annual reporting for the year ending December 31, 2026. Early adoption is permitted. We are currently evaluating this ASU. We believe that the impact of the additional required disclosures will enhance our current financial statement disclosure.
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
Note 3. Revenue
Disaggregation of Revenue
We disaggregate our revenue from customers by the type of arrangement, primarily from the sale of battery products and from providing customization design services, as this depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The table below shows the composition of revenue from customers, as disaggregated by type of arrangement in accordance with Topic 606, and other revenue, which consisted of government grants that were accounted for following the accounting standards from International Accounting Standards 20, Accounting for Government Grants and Disclosure of Government Assistance (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue from customers:
Sale of battery products	$6,055	$2,194	$11,736	$3,956
Customization design services	1,500	604	1,500	891
Total revenue from customers	7,555	2,798	13,236	4,847
Other revenue – government grants	300	—	300	262
Total revenue	$7,855	$2,798	$13,536	$5,109
Revenue from the sale of battery products also includes bill-and-hold arrangements, which were $0.6 million and $1.4 million during the three and nine months ended September 30, 2024, respectively, and $0.3 million and $0.7 million during the three and nine months ended September 30, 2023, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in accounts receivable, contract assets recorded as unbilled receivables, and contract liabilities recorded as deferred revenue.
Accounts receivable represents our right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. Accounts receivable was $4.6 million, $1.3 million and $0.7 million as of September 30, 2024, December 31, 2023 and December 31, 2022, respectively.
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. We had no contract assets as of both September 30, 2024 and December 31, 2023.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of revenue recognition. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. Deferred revenue was $1.8 million, $3.4 million and $3.4 million as of September 30, 2024, December 31, 2023 and December 31, 2022, respectively. Deferred revenue as of September 30, 2024 decreased compared to prior periods primarily due to the recognition of a non-recurring customization design service that was completed in the current quarter. During the three and nine months ended September 30, 2024, revenue recognized from the prior year deferred revenue balance was $0.9 million and $1.9 million, respectively. During the three and nine months ended

September 30, 2023, revenue recognized from the prior year deferred revenue balance was $0.4 million and $0.9 million, respectively.
Remaining Performance Obligations
We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of September 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, including deferred revenue, was approximately $14.4 million. Given the applicable contract terms, approximately $12.9 million is expected to be recognized as revenue within one year and approximately $1.5 million is expected to be recognized between two and five years. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
Note 4. Inventories
Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$168	$172
Work in process	138	113
Finished goods	2,358	445
Inventories	$2,664	$730
Note 5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Production equipment	$6,959	$6,253
Lab equipment	2,536	2,502
Leasehold improvements	11,217	11,152
Furniture, fixtures and other equipment	385	376
Construction in progress	14,838	10,527
Property, plant and equipment, at cost	35,935	30,810
Less: accumulated depreciation and amortization	(11,967)	(9,050)
Property, plant and equipment, net	$23,968	$21,760
Construction in progress consists primarily of production equipment that we purchased but have not yet placed in service, as well as pre-construction costs related to the planning of our GWh-scale manufacturing facility in Brighton, Colorado.
Depreciation and amortization expense was $0.8 million and $2.9 million during the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.3 million during the three and nine months ended September 30, 2023, respectively.

Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued compensation and benefits	$2,502	$3,070
Accrued professional fees	619	1,703
Accrued purchases of finished goods for resale	642	447
Other	433	374
Total accrued and other current liabilities	$4,196	$5,594
Note 7. Stockholders’ Equity
Common Stock and Preferred Stock
As of September 30, 2024, we had a total of 1,000,000,000 shares of stock authorized to be issued, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. We have not declared any dividends through September 30, 2024.
Equity Incentive Plans
2022 Equity Incentive Plan (“2022 Plan”)
We adopted the 2022 Plan effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, or performance awards and may be granted to directors, employees or consultants. As of September 30, 2024, the total number of shares reserved for issuance under the 2022 Plan was 13,418,125, which includes the increase in shares reserved pursuant to the evergreen provisions contained in the 2022 Plan and the assumed awards that were withheld for payment of an exercise price or were forfeited due to failure to vest. The number of shares available for issuance under the 2022 Plan may be increased annually at the beginning of the fiscal year, subject to certain limitations.
2016 Equity Incentive Plan (“2016 Plan”)
The 2016 Plan was terminated concurrently with the adoption of the 2022 Plan. However, the 2016 Plan continues to govern the terms and conditions of the outstanding awards previously granted under the 2016 Plan.
The 2022 Plan and 2016 Plan are collectively referred to as the “Equity Incentive Plans.” To date, all grants made under the Equity Incentive Plans have been stock options or restricted stock units (“RSUs”).
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
As of September 30, 2024, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $3.5 million, which we expect to recognize over a weighted-average period of 1.6 years.
RSUs
The fair value of RSUs is determined based upon the market closing price of our common stock on the date of grant. RSUs generally vest over a period of approximately four years from the date of grant, subject to the continued employment or services of the grantee.
As of September 30, 2024, the total unrecognized stock-based compensation expense related to the unvested RSUs was approximately $12.0 million, which we expect to recognize over a weighted-average period of 3.1 years.

Amprius, Inc. (“Amprius Holdings”) 2008 Stock Plan
The stock-based compensation costs under the Amprius Holdings 2008 Stock Plan, which were associated with grants to certain individuals who provided services to our company, were already fully recognized as of September 30, 2024 and included in the accompanying condensed consolidated statements of operations, with a corresponding increase in additional paid-in capital. On October 23, 2024, in connection with the liquidation and dissolution of Amprius Holdings, we assumed all of Amprius Holdings’ outstanding stock options to purchase shares of Amprius Holdings Class A common stock under the Amprius Holdings 2008 Stock Plan and the Amprius Holdings Second Equity Incentive Plan. See Note 12 below for additional information.
Employee Stock Purchase Plan
We adopted the 2022 Employee Stock Purchase Plan (“ESPP”) effective September 14, 2022. As of September 30, 2024, the total number of shares reserved for issuance was 2,724,333, which may be increased annually at the beginning of the fiscal year, subject to certain limitations. The ESPP is intended to qualify under Section 423 of the U.S. Internal Revenue Code of 1986 (as amended) (the “Code”) and will provide eligible employees an opportunity to purchase our common stock at a discount through payroll deductions. We have not established an offering under the ESPP as of September 30, 2024.
Executive Incentive Compensation Plan
On September 14, 2022, our board of directors approved our Executive Incentive Compensation Plan, which will allow us to grant incentive awards to certain executive employees, generally payable in cash, based upon achieving specified goals. We have the right to settle the award by granting an equity award, which may be subject to vesting conditions. All awards under the Executive Incentive Compensation Plan will be subject to reduction, cancellation, forfeiture, or recoupment in accordance with any clawback policy that we are required to adopt pursuant to applicable laws. As of September 30, 2024, there were no awards granted under the Executive Incentive Compensation Plan.
Common Stock Warrants
On May 13, 2024, we offered the holders of the public and private warrants the opportunity to exercise their warrants for cash at a temporarily reduced exercise price of $1.10 per warrant. This cash tender offer expired on June 11, 2024. A total of 12,575,664 public warrants and 500,000 private warrants were exercised in connection with this cash tender offer. Gross proceeds from the exercise of the public and private warrants totaled $14.4 million. Incremental costs incurred, which were charged against the proceeds from the issuance of our shares of common stock, totaled $0.8 million. This cash tender offer was treated as a modification of the public and private warrants. However, we have not recognized the effect of such modification because the incremental fair value was de minimis.
On June 24, 2024, we made a separate tender offer to the holders of the unexercised private warrants pursuant to which such holders were given the opportunity to exchange their warrants, on a cashless basis, for shares of our common stock based on an exchange ratio of 0.197 for each warrant validly tendered. This cashless tender offer expired on July 23, 2024. A total of 15,600,000 private warrants were exchanged for a total of 3,073,200 shares of our common stock in connection with this cashless tender offer. This cashless tender offer was treated as a modification of the private warrants. Such modification resulted in an increase in the private warrants’ fair value of approximately $0.7 million. The incremental fair value of the modified private warrants, which are classified as equity, is presented as an increase in additional paid-in capital on our condensed consolidated statements of stockholders’ equity. In addition, the incremental fair value is treated as a noncash deemed dividend and is presented as a reduction in additional paid-in capital, instead of a reduction in retained earnings due to our accumulated deficit position on our condensed consolidated statements of stockholders’ equity.
Shown below is a summary of the activity of the stock warrants as of and during the nine months ended September 30, 2024:

	Public warrants	Private warrants	PIPE warrants	Total
Outstanding, December 31, 2023	29,268,236	16,400,000	2,052,500	47,720,736
Exercise for cash	(12,575,664)	(500,000)	—	(13,075,664)
Noncash exercise in exchange for shares of common stock	—	(15,600,000)	—	(15,600,000)
Outstanding, September 30, 2024	16,692,572	300,000	2,052,500	19,045,072

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
At Market Issuance Sales Agreement
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million. From the date of the Sales Agreement through September 30, 2024, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $11.2 million.
Costs incurred related to the Sales Agreement, which were initially deferred and included in other assets in the accompanying condensed consolidated balance sheets, will be charged proportionally against the proceeds from the issuance of shares of common stock. The balance of unamortized deferred stock issuance costs was $0.2 million as of September 30, 2024.
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
Stock-Based Compensation
Stock-based compensation from stock options and RSUs under the Equity Incentive Plans and from stock options under the Amprius Holdings 2008 Stock Plan that we recorded were included in the following lines in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cost of revenue	$223	$269	$632	$682
Research and development	248	27	688	74
Selling, general and administrative	1,249	819	3,588	2,009
Total stock-based compensation expense	$1,720	$1,115	$4,908	$2,765
Note 8. Income Taxes
We have no income tax expense as a result of the continued generation of net operating losses (“NOLs”), offset by a full valuation allowance recorded on such NOLs as we determined it is not more-likely-than-not that our NOLs will be utilized.
Note 9. Leases
As of September 30, 2024, we had non-cancelable operating leases for our corporate headquarters and manufacturing facilities located in Fremont, California and in Brighton, Colorado. Our Fremont lease, which expires in June 2027, provides us with an option to extend the term for one additional 5-year period and we determined with reasonable certainty that we will exercise such option. Our Brighton lease, which expires in May 2039, provides us with an option to extend the term for two additional 5-year periods, but we have not determined with reasonable certainty that we will exercise such option. Our operating leases do not contain any material residual value guarantees. We had no leases that were classified as finance leases as of September 30, 2024 and December 31, 2023.
The components of lease expense during the three and nine months ended September 30, 2024 and 2023 are shown in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease expense	$1,286	$304	$3,857	$810
Variable lease expense	667	79	1,074	210
Short-term lease expense	25	20	70	62
Total lease expense	$1,978	$403	$5,001	$1,082
Other information about our operating leases during the nine months ended September 30, 2024 and 2023 are shown in the table below (amounts in thousands):

	Nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$843	$727
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$5,241
Weighted-average remaining lease term	13.7 years	8.8 years
Weighted-average discount rate	9.4%	7.9%
Future operating lease payments, net of tenant improvement allowance, as of September 30, 2024 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2024	$471
2025	2,055
2026	3,929
2027	5,025
2028	5,185
2029	5,344
Thereafter	48,439
Total lease payments, net of tenant improvement allowance	70,448
Less - present value adjustments	(33,187)
Total operating lease liabilities	$37,261
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

Note 11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(10,850)	$(8,492)	$(33,253)	$(27,042)
Add - increase in net loss due to the increase in fair value of modified stock warrants	(727)	—	(727)	—
Net loss attributable to common stockholders	$(11,577)	$(8,492)	$(33,980)	$(27,042)
Denominator:
Weighted-average number of common shares outstanding	110,408,303	86,354,067	99,202,799	85,411,590
Basic and diluted net loss per common share	$(0.10)	$(0.10)	$(0.34)	$(0.32)
The amount of net loss was adjusted by the amount of the incremental fair value of the modified stock warrants described in Note 7 above.

The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	September 30,
	2024	2023
Stock warrants	19,045,072	47,720,736
Stock options	11,019,724	13,432,871
RSUs	4,573,951	568,708
Total	34,638,747	61,722,315
Note 12. Subsequent Event
On October 23, 2024, Amprius Holdings, which owned an aggregate of 65.2 million shares, or 58.6%, of our common stock, voluntarily liquidated and dissolved. As a result of such liquidation and dissolution, Amprius Holdings distributed, on a pro rata basis, an aggregate of approximately 57.2 million shares of our common stock to its stockholders.
In connection with the liquidation and dissolution of Amprius Holdings, and upon approval by our board of directors, we assumed all of Amprius Holdings’ outstanding stock options to purchase shares of Amprius Holdings Class A common stock in exchange for, among other things, Amprius Holdings contributing to us 5.5 million shares of our common stock that it owned and agreeing to reimburse our expenses incurred in connection with the assumption of those stock options. All of the shares of our common stock that were contributed by Amprius Holdings to us were cancelled and returned to our authorized but unissued share capital.
Upon assumption of the Amprius Holdings stock options, those options became exercisable with shares of our common stock. The terms of those assumed stock options, including the number of option shares and exercise price, were adjusted in a manner that was designed to comply with the requirements of the Code’s Treasury regulation relating to equity grant assumptions. After giving effect to the adjustment, the assumed stock options relate to the issuance of up to an aggregate of approximately 7.0 million shares of our common stock with a weighted average exercise price of $2.10 per share.

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
Overview
Amprius Technologies, Inc. (hereafter referred to as the “Company,” “we,” “us,” or “our”) develops, manufactures and markets lithium-ion batteries for mobility applications, including the aviation, electric vehicle (“EV”) and light electric vehicle (“LEV”) industries. We have been in commercial battery production since 2018 and our disruptive silicon anode technology is intended to enable batteries with higher energy density, higher power density and fast charging capabilities over a wide range of operating temperatures. This results in our batteries providing superior performance compared to conventional graphite lithium-ion batteries. Our silicon anodes are a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries, and our manufacturing processes leverage the manufacturing processes for conventional lithium-ion batteries and the related supply chain.
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems, such as drones and high-altitude pseudo satellites. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by over 175 customers, including AALTO Airbus, AeroVironment, BAE Systems, the Korean Aerospace Research Institute, Kraus Hamdani Aerospace and Teledyne FLIR, and from inception through September 30, 2024, we have shipped over 400,000 batteries, which have enabled mission critical applications. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are defended by our portfolio of patents, trade secrets and know-how developed over 10 years of research and development.
We currently offer high performance silicon anode batteries under the following product platforms: SiMaxx and SiCore.
Our SiMaxx batteries are currently manufactured at our headquarters in Fremont, California, where we believe demand for our SiMaxx batteries exceeds our manufacturing capacity. We have made significant progress in expanding our kWh-scale manufacturing line into a MWh-scale manufacturing facility. Once our expansion is in full operation, which we expect to achieve entering 2025, we anticipate that we will manufacture SiMaxx batteries up to 2 MWh capacity, which is about 10 times our production capacity in 2023.
Our SiCore batteries are developed in collaboration with Berzelius (Nanjing) Co. Ltd. (“Berzelius”), a former subsidiary of Amprius, Inc. (“Amprius Holdings”), our former parent company and former majority stockholder at September 30, 2024. In order to support our customers’ current roadmaps and supply forecasts, we entered into a supply agreement with Berzelius (the “Exclusive Supply Agreement”), which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. In addition, we have access through supply agreements with three toll manufacturers to over 500 MWhs of SiCore batteries that are commercially available in a wide range of form factors encompassing pouch, large form factor (up to 100 Ah) and cylindrical cells. The existing toll manufacturing production capacity for our SiCore batteries allows us to service our customers and grow our business as we continue our pre-construction plans related to our GWh-scale manufacturing facility in Brighton, Colorado. The construction scope and schedule for the facility will be determined based on the final design and the availability and timing of funding. We are paying close attention to the larger industry dynamics. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations would also influence our decision.
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

During the nine months ended September 30, 2024 and from the date of the Sales Agreement through September 30, 2024, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $10.9 million and $11.2 million, respectively.
Known Trends, Demands, Commitments, Events, or Uncertainties Impacting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Establishing Manufacturing Capacity
In order to meet the increased demand for our products, we are expanding our manufacturing capacity in Fremont, California and have substantially completed the design and specifications for a GWh-scale manufacturing facility in Brighton, Colorado. Currently, our expansion of the Fremont facility from a kWh-scale manufacturing line into a MWh-scale manufacturing line is in progress. Once our expansion in Fremont, California is in full operation, which we expect to achieve entering 2025, we anticipate that we will manufacture SiMaxx batteries up to 2 MWh capacity, which is about 10 times our production capacity in 2023. In Brighton, the construction scope and schedule for the facility will be determined based on the final design and the availability and timing of funding. During this process, we will continue to monitor broader industry dynamics. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may influence our decisions with respect to the design and build out of the GWh-scale manufacturing facility, including whether to proceed with the project at all. Currently, we produce SiCore batteries by leveraging Berzelius’ existing production line and through our supply agreements with three toll manufacturers.
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
Achieving capacity at commercial scale of our high energy density lithium-ion batteries may require us to make significant and increasing capital expenditures to scale our manufacturing capacity and improve our supply chain processes. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve up to 500 MWh per year of manufacturing capacity in our Brighton, Colorado facility, but such estimate does not include costs related to the construction and build-out of the new manufacturing facility. Our first manufacturing line is planned to be for SiCore, which allows us to use conventional, off-the-shelf processes. As we plan additional lines, our SiMaxx anode process requires different equipment than traditional anode manufacturing, therefore our capital equipment costs are likely to be higher than equipment used for production of graphite anodes. Our ability in the future to generate revenue sufficient to achieve profitability will depend largely on our ability to scale production to meet the expected market demand for our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.
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
Reducing Costs of SiMaxx Manufacturing
We believe focusing on reducing the manufacturing costs of our SiMaxx batteries on a $/kWh basis is an important factor to accelerate the demand for our batteries and the expansion of our customer base. As a result, we will continue to work to develop further and validate our manufacturing processes to enable high-volume manufacturing and reduce manufacturing costs. As the production of our silicon anode requires different equipment than traditional graphite anode manufacturing, our capital equipment costs are likely to be initially higher than equipment used for the production of graphite anodes. As we scale, we believe we will benefit from reduced per-unit fixed costs, such as overhead, labor and capital expenditures, tool utilization improvements and volume pricing for equipment and materials. We will also seek to reduce costs by optimizing material utilization, throughput and yield. This is complemented by our plans to continue to invest in research and development to improve both battery performance and manufacturing processes. However, until we are able to successfully design and implement an automated, high-volume manufacturing line for our silicon anode and manufacture our batteries at scale, we cannot accurately forecast our manufacturing costs, which may adversely affect our ability to achieve reduced costs in our manufacturing processes. In addition, high inflation may affect our manufacturing costs. If our costs become subjected to significant inflationary pressures, we may not be able to fully offset such higher costs through the increase in prices of the products we sell.
Highly Competitive Market
Our competition includes both established manufacturers and new entrants that are developing new battery technologies and chemistries to address the growing market for electrified transportation solutions. We believe the manufacturers of these batteries will continue to invest funds, time and effort to improve the capabilities of their batteries with the recent developments of silicon anode batteries as a potential alternative to conventional graphite batteries. Currently, we believe that we are the only known manufacturer using a 100% silicon anode that is free of any inactive additives. In addition, we believe that we are the leading company in the market that has a high-performance battery that can meet the requirements of aviation applications. We are not currently producing batteries for EVs. The EV battery industry has a limited number of commercially available batteries that meet the minimum performance specifications. This creates a fast-growing and highly competitive industry for many battery manufacturers to claim market share for commercially acceptable batteries. We believe that there is significant room for improvement in the EV industry in driving range and fast charging capabilities that our silicon technology may address. To compete in the EV industry, we expect that we will need to significantly reduce our manufacturing costs, increase form factors and increase production quantity. One or more of our competitors and potential future entrants may be better capitalized to expand production capacities, have greater resources to commercialize and have greater access to customers in either or both the aviation and EV markets. As such, we may be at a competitive disadvantage and be unable to retain or grow our market share.
Product Development
We expect to continue investing in the development of battery technology with the goal of enabling commercial production. We continue to develop customized battery solutions and deliver standardized samples (i.e., prototypes) of batteries to industry leading manufacturers as well as to certain federal government agencies. We plan to focus our research and development on the following key areas:
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
Global Risks and Other Uncertainties
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
The COVID-19 pandemic was unprecedented and resulted in significant national and global economic disruption. The extent to which public health emergencies such as the COVID-19 pandemic may impact our business, financial condition, prospects and results of operations is highly uncertain and cannot be predicted.
Components of Our Results of Operations
Revenue
We generate revenue from the (i) sale of finished battery products and (ii) arrangements for customization design services. The customization design services generally include designing and developing custom batteries by applying our existing technology into a customer’s required specifications and delivery of prototype batteries. We recognize revenue at the point in time when control is transferred to the customers, which is generally (i) upon shipment, in the case of sale of finished battery products, and (ii) upon completion and/or delivery of prototype batteries, in the case of customization design services. We also receive government grants from time to time, which we present as a component of revenue. We recognize government grants in the period when we comply with the conditions associated with the grants, if there are any, and other conditions such as when we incur costs associated with the grants, and when we have the right to receive the payment.
Cost of Revenue
Cost of revenue, which includes the cost of finished goods sold and the cost of customization design services, are comprised primarily of costs of raw materials, labor costs, allocation of overhead costs incurred in producing batteries or performing the customization development work, and purchase costs of SiCore batteries from Berzelius and our toll manufacturing partners. Labor costs consist of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense. Overhead and other costs consist primarily of outside services, utilities, rent, depreciation expense and other facilities-related costs. Costs related to batteries and design services are recognized in the same period as the associated revenue is recognized. In addition, we include under cost of revenue certain non-capitalizable expenses incurred during the preliminary stage of our plan to construct a GWh-scale manufacturing facility in Brighton, Colorado, such as re-zoning costs and engineering studies. We expect that our cost of revenue will increase for the foreseeable future as we ramp up manufacturing in our existing facility and increase our volume of orders for SiCore batteries.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist mainly of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense of our executive and administrative employees, as well as fees for professional and advisory services such as legal, accounting and audit. Selling, general and administrative expenses also include corporate insurance expense, including directors’ and officers’ insurance costs, and allocation of overhead costs, which include utilities, rent, depreciation expense and other facilities-related costs. We expect that our selling, general and administrative expenses will increase for the foreseeable future primarily due to costs for compliance-related requirements resulting from being a public company and investment in additional sales, general and administrative personnel to support the growth of our business.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 to the Three and Nine Months Ended September 30, 2023
The following table summarizes our results of operations during the three and nine months ended September 30, 2024 and 2023 (in thousands, except percentage data):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Revenue	$7,855	$2,798	$5,057	181%	$13,536	$5,109	$8,427	165%
Cost of revenue	12,956	7,046	5,910	84%	29,613	15,906	13,707	86%
Gross loss	(5,101)	(4,248)	(853)	20%	(16,077)	(10,797)	(5,280)	49%
Gross margin	(65)%	(152)%			(119)%	(211)%
Operating expenses:
Research and development	1,817	815	1,002	123%	5,060	2,387	2,673	112%
Selling, general and administrative	4,335	4,068	267	7%	13,367	15,781	(2,414)	(15)%
Total operating expenses	6,152	4,883	1,269	26%	18,427	18,168	259	1%
Loss from operations	(11,253)	(9,131)	(2,122)	23%	(34,504)	(28,965)	(5,539)	19%
Other income, net	403	639	(236)	(37)%	1,251	1,923	(672)	(35)%
Net loss	$(10,850)	$(8,492)	$(2,358)	28%	$(33,253)	$(27,042)	$(6,211)	23%
Cost and operating expenses reported above include stock-based compensation as follows (in thousands, except percentage data):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Cost of revenue	$223	$269	$(46)	(17)%	$632	$682	$(50)	(7)%
Research and development expense	248	27	221	819%	688	74	614	830%
Selling, general and administrative expense	1,249	819	430	53%	3,588	2,009	1,579	79%
Total stock-based compensation	$1,720	$1,115	$605	54%	$4,908	$2,765	$2,143	78%

Revenue
Revenue increased by $5.1 million, or 181%, to $7.9 million during the three months ended September 30, 2024 from $2.8 million during the same period last year due primarily to the $3.9 million increase in sales of batteries, including the $3.2 million increase in sales of SiCore batteries, resulting from an increase in the volume of orders from new and existing customers, as well as the $0.9 million increase in non-recurring customization design service revenue and a $0.3 million increase in revenue from government grants.
Revenue increased by $8.4 million, or 165%, to $13.5 million during the nine months ended September 30, 2024 from $5.1 million during the same period last year primarily due to the $7.8 million increase in sales of batteries, including the $6.2 million increase in sales of SiCore batteries, resulting from an increase in the volume of orders from existing and new customers, and the $0.6 million increase in non-recurring customization design service revenue.
Cost of Revenue
Cost of revenue increased by $5.9 million, or 84%, to $13.0 million, and by $13.7 million, or 86%, to $29.6 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods last year. The increase was primarily due to increases in the volume of purchases of finished SiCore batteries for resale, increases in the cost of materials and personnel-related costs to produce SiMaxx products, and costs from the allocation of overhead, primarily shared-facility costs, equipment and utility costs.
Research and Development Expense
Research and development expense increased by $1.0 million, or 123%, to $1.8 million, and by $2.7 million, or 112%, to $5.1 million, during the three and nine months ended September 30, 2024, respectively, compared to the same periods last year primarily due to the increase in personnel-related costs, including stock-based compensation expense, and materials used in ongoing research and development activities.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $0.3 million, or 7%, to $4.3 million during the three months ended September 30, 2024 compared to the same period last year primarily due to a $0.6 million increase in personnel-related costs, including an increase in stock-based compensation expense, due to the hiring of additional personnel, offset by a $0.3 million decrease in non-recurring professional fees and corporate insurance costs, including a decrease in directors’ and officers’ insurance costs.
Selling, general and administrative expense decreased by $2.4 million, or 15%, to $13.4 million during the nine months ended September 30, 2024 compared to the same period last year primarily due to a $4.7 million decrease in non-recurring professional fees and corporate insurance costs, including a decrease in directors’ and officers’ insurance costs, offset by a $2.3 million increase in personnel-related and other administrative costs, including an increase in stock-based compensation expense, due to the hiring of additional personnel.
Other Income, Net
Other income, net, which consisted primarily of interest income, decreased by $0.2 million and by $0.7 million during the three and nine months ended September 30, 2024, respectively, compared to the same periods last year primarily due to the utilization of our interest-bearing funds for operations.
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
During the three and nine months ended September 30, 2024 and 2023, we have financed our operations primarily though revenue generated from operations and proceeds from the issuance of shares of our common stock. We expect to rely on our cash and cash equivalents, which was $35.0 million as of September 30, 2024, and cash flows from operations to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Quarterly Report on Form 10-Q are issued.
As described further below, we may receive additional funds when we sell shares of our common stock under the At Market Financing and if our stock warrants are exercised for cash.
Under the At Market Financing, we may receive additional funds from the offering and sale of our shares of our common stock with an aggregate offering price of not more than $100.0 million. During the nine months ended September 30, 2024 and from the date of the Sales Agreement through September 30, 2024, we sold shares of our common stock under the At Market Financing resulting in aggregate net proceeds of approximately $10.9 million and $11.2 million, respectively. Future sales, if any, of shares of common stock under the At Market Financing will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may be able to raise funds through the At Market Financing.
We may also receive additional funds from our outstanding stock warrants if those stock warrants are exercised for cash. On May 13, 2024, we offered the holders of the public and private warrants the opportunity to exercise, for cash, their warrants at a temporarily reduced exercise price of $1.10 per warrant. Net proceeds from such cash tender offer, which expired on June 11, 2024, totaled $13.6 million. In addition, we made a separate tender offer to the holders of private warrants to exchange their warrants, on a cashless basis, for shares of our common stock. A total of 15.6 million private warrants were exercised in exchange for a total of 3.1 million shares of our common stock under such cashless tender offer, which expired on July 23, 2024. As of September 30, 2024, we had a total of 16.7 million public warrants, 0.3 million private warrants and 2.1 million PIPE warrants outstanding. The exercise price of our public warrants and private warrants is $11.50 per warrant, and the exercise price of the PIPE warrants is $12.50 per warrant, although we have, and, in certain cases, together with the warrant agent have, the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the trading price of our common stock at that time. The likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon market conditions.
Our ability to become profitable is dependent upon future events, including obtaining adequate financing to fund our business plan, optimizing our manufacturing capacity, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.
We expect our capital expenditures and working capital requirements may increase materially in the near future. At our headquarters in Fremont, California, our expansion from a kWh-scale manufacturing line into a MWh-scale manufacturing line is in progress. In addition, in order to meet the demand for our batteries, we are planning the construction of a new GWh-scale manufacturing facility in Brighton, Colorado. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve up to 500 MWh per year of manufacturing capacity, but such estimate does not include costs related to the construction and the build-out of the new manufacturing facility. We are continuing the pre-construction work of the initial phase of up to 500 MWh, and we expect to build out additional manufacturing in phases thereafter. However, the construction schedule for the facility will be determined based on the final design and the timing of funding. During this process, we will continue to monitor broader industry dynamics. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may influence our decisions with respect to the design and build out of the GWh-scale manufacturing facility, including whether to proceed with the project at all.
We have incurred net losses to date. During the three and nine months ended September 30, 2024, we incurred a net loss of $10.9 million and $33.3 million, respectively. We expect to incur additional losses and increased expenses in future periods, including those associated with any build out of our GWh-scale manufacturing facility, continued research and development, and increased employee headcount to support those efforts.
As of September 30, 2024, our contractual obligations consisted primarily of our noncancellable operating lease agreements for our corporate headquarters and manufacturing facilities in Fremont, California and in Brighton, Colorado. As of September 30, 2024, the total future minimum lease payable, net of tenant improvement allowance, over the remaining weighted-average lease term of 13.7 years was approximately $70.4 million. Approximately $3.0 million is payable over the next twelve months before adjusting such amount for the tenant improvement allowance. For additional information about our leases, please refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine months ended September 30,		Change
	2024	2023	$
Net cash used in operating activities	$(27,267)	$(20,753)	$(6,514)
Net cash used in investing activities	$(6,834)	$(11,799)	$4,965
Net cash provided by financing activities	$24,585	$16,252	$8,333
Net Cash Used in Operating Activities
Our primary source of cash provided by operations is revenue from the sale of batteries and from non-recurring customization design services. Our uses of cash in our operating activities primarily include payments for personnel-related costs, procurement of SiCore batteries, procurement of materials used to produce SiMaxx batteries and to conduct research, as well as professional fees, and other general corporate expenses.
Net cash used in operating activities increased to $27.3 million during the nine months ended September 30, 2024 from $20.8 million during the same period last year primarily due to the increase in personnel-related costs as we hired additional employees.
Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities decreased to $6.8 million during the nine months ended September 30, 2024 from $11.8 million during the same period last year primarily due to the construction of leasehold improvements in our manufacturing facilities in the prior year period and the timing of purchases of production equipment as we continue to expand our manufacturing capacity.
Net Cash Provided by Financing Activities
Our primary source of cash provided by financing activities consists of proceeds from the issuance of common stock. Our cash usage for financing activities consists primarily of payments related to the issuance of common stock.
Net cash provided by financing activities increased to $24.6 million during the nine months ended September 30, 2024 from $16.3 million during the same period last year. Net cash provided by financing activities during the nine months ended September 30, 2024 consisted primarily of the net proceeds from the issuance of common stock in connection with the Sales Agreement and the cash received upon the exercise of our public and private warrants. Net cash provided by financing activities during the same period last year consisted primarily of the net proceeds from the issuance of common stock in connection with the Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with B. Riley Principal Capital II, LLC (“BRPC II”).
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
There have been no changes to our critical accounting estimates during the nine months ended September 30, 2024.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were not effective because of our previously identified material weaknesses in internal controls over financial reporting, as described further below, that have not been remediated as of September 30, 2024. However, based on additional procedures and post-closing review that we performed, management concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our consolidated financial position, consolidated results of operations, and consolidated cash flows as of and for the periods presented, in conformity with U.S. GAAP.
Remediation Plan for Previously Identified Material Weaknesses
The previously identified material weaknesses pertained to (i) inadequate design and maintenance of internal controls over our financial reporting and close activities, and (ii) inadequate segregation of duties. More specifically, the material weaknesses were attributed to our inadequate controls on our implementation, use and monitoring of certain application systems that were implemented in 2023, which resulted in inadequate review of certain transactions. Our management is in the process of performing the following:
•Continue to enhance our control activities on our application systems by ensuring that inappropriate level of user access are removed, periodically reviewing user access, documenting our review of user access, and ensuring that no one from the accounting and finance department can add or modify users in those application systems;
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
Changes in Internal Control Over Financial Reporting
Except for the activities taken related to the remediation of the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.
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
To date, we have manufactured on a kWh-scale capacity. Our ability to manufacture our batteries at scale depends on the successful development of an automated, high-volume manufacturing line for our silicon anode that meets our requirements for cell quality, throughput, yield, and other performance metrics. Currently, we do not have a manufacturing line capable of producing our silicon anode batteries at scale. As part of our manufacturing expansion plans, in addition to designing a GWh-scale manufacturing facility, we are in the process of developing an automated, high-volume manufacturing line.
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
Our Fremont, California facility currently operates only at a kWh-scale manufacturing capacity. As part of our manufacturing expansion plans, we are in the process of designing a GWh-scale manufacturing facility for our batteries, concurrently with the development of our high-volume manufacturing lines for our SiMaxx and SiCore batteries. We entered into a lease agreement for premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado, and we are in the process of designing our GWh-scale manufacturing facility on these premises. We may not be successful in establishing our GWh-scale manufacturing facility. The construction schedule for the facility will be determined based on the final design and the timing of funding. During this process, we will continue to monitor broader industry dynamics. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may influence our decisions with respect to the design and build out of the GWh-scale manufacturing facility, including whether to proceed with the project at all. If we decide not to proceed with the project, we may incur significant costs, which may adversely affect us, our financial condition and our growth prospects.
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
Achieving capacity at commercial scale of high energy density lithium-ion batteries may require us to make significant and increasing capital expenditures to scale our production capacity and improve our supply chain processes. Further, because our silicon anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve up to 500 MWh per year of manufacturing capacity, but such estimate does not include costs related to the construction and the build-out of the new manufacturing facility in Colorado. We are continuing the design and pre-construction work of the initial phase of up to 500 MWh, and we expect to build out additional manufacturing in phases thereafter. The construction schedule for the GWh-hour scale facility will be determined based on the final design and the timing of funding. The actual costs and time to complete our silicon anode process may materially exceed such estimates, if we are able to at all. Even if we are successful in the establishment of the new facility, our manufacturing capabilities could be affected by cost-overruns, permitting issues, unexpected delays, equipment failures, supply chain constraints, natural disasters, including earthquakes, fire, floods and typhoons, power failures, telecommunications failures, break-ins, war, riots, terrorist attacks, pandemics, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, or cause the loss or corruption of data or malfunctions of software or hardware, and have a material adverse effect on our business.
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
We rely on third party suppliers, including Berzelius and other manufacturing partners, for batteries and components necessary to develop and manufacture our batteries, including key supplies such as our silane gas, substrate foil, electrolytes, separators, and cathode materials. We face risks relating to the availability of these materials and components, including that we will be subject to demand shortages and supply chain challenges and generally may not have sufficient purchasing power to eliminate the risk of price increases for the raw materials and lines we need. For example, we expect to procure the silane gas needed for our GWh-scale manufacturing facility in Colorado from one vendor, a global supplier of silane and silicon materials; however, we expect that they may not be able to supply the volume required for highly scaled production. We are also in the process of collaborating with other key suppliers but have not yet entered into agreements for the supply of scaled production quantities of these materials. To the extent that we are unable to enter into commercial agreements with these suppliers on beneficial terms, or these suppliers experience difficulties ramping up their supply of materials to meet our requirements, high-volume production of our batteries will be delayed and we will not be able to meet our production timelines.
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

Market estimates and growth forecasts are also subject to significant uncertainty and are based on assumptions and estimates that may prove to be inaccurate. For example, if the assumptions that we base our market forecasts on, including the continued development and availability of high performance batteries at a competitive price point, original equipment manufacturers (“OEM”) investment in aircraft, cars and software, consumer preference and, with respect to electric air transportation, regulatory approval and the requisite infrastructure, are incorrect, this expected growth may occur slower than expected, if it occurs at all. If the market for battery-powered applications in general does not develop as expected, or develops more slowly than expected, our business, financial condition, prospects and results of operations could be adversely affected.
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
For our customers who individually represent 10% or more of our revenue, four customers together accounted for approximately 59% and 89% of our revenue during the three months ended September 30, 2024 and 2023, respectively, and three and four customers together accounted for approximately 37% and 71% of our revenue during the nine months ended September 30, 2024 and 2023, respectively. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future cash receipts or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our battery products, and there can be no assurance that our existing customers will continue to purchase from us.
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
More specifically, while the construction schedule for our GWh-scale manufacturing facility will be determined based on the final design and the timing of funding, we expect our capital expenditures and working capital requirements may increase materially, as we construct our automated, high-volume manufacturing lines and scale up production. Based on our current expectations, we estimate that our capital equipment expenditures will range between $75.0 million and $100.0 million to achieve up to 500 MWh per year of manufacturing capacity, but such estimate does not include costs related to the construction and build-out of the new manufacturing facility. Additionally, we expect our operating expenses may increase substantially on account of increased headcount and other general and administrative expenses necessary to support a rapidly growing company.
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
We have incurred significant operating losses since our inception. For example, our revenue was $7.9 million and $13.5 million during the three and nine months ended September 30, 2024 and $2.8 million and $5.1 million during the three and nine months ended September 30, 2023, respectively, and we generated net losses of $10.9 million and $33.3 million during the three and nine months ended September 30, 2024 and $8.5 million and $27.0 million during the three and nine months ended September 30, 2023, respectively. We believe that we will continue to incur operating and net losses each fiscal quarter until at least the time we begin scaled production of our batteries.
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
We regularly maintain cash balances at third party financial institutions, including Silicon Valley Bank, in excess of the Federal Deposit Insurance Corporation insurance limit. Silicon Valley Bank’s temporary failure to return certain of our deposits in March 2023 briefly impacted access to our invested cash or cash equivalents, and a similar failure of a depository institution to return these deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.
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
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. We previously identified two material weaknesses in our internal control over financial reporting that have not been remediated as of September 30, 2024. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
Under a tax sharing agreement with Amprius Holdings (the “Tax Sharing Agreement”), Amprius Holdings agreed to indemnify us for potential U.S. federal income tax liabilities of the U.S. federal consolidated group of which we and

Amprius Holdings were members (and any similar consolidated, combined or unitary tax group for state tax purposes) for taxable periods prior to (and including) September 14, 2022 (each such period, a “Consolidated Return Year”). The Tax Sharing Agreement also provides that Amprius Holdings will generally control any tax returns and any tax audits or other proceedings for the taxes addressed by the Tax Sharing Agreement. However, the Tax Sharing Agreement is not binding on the IRS or other state taxing authority, and does not prevent the IRS or other state taxing authority from asserting a tax claim against us for any of our or Amprius Holdings’ unpaid income tax liabilities for any Consolidated Return Year. If that were to occur, we would be entitled to seek indemnification against Amprius Holdings for payment of any amounts on such claims. Our ability to make and receive payment on such potential claims would likely be adversely impacted as a result of Amprius Holdings’ liquidating distribution of the substantial majority of its shares of our common stock. To the extent Amprius Holdings is unable to indemnify us under the Tax Sharing Agreement, our business and financial results may be materially and adversely affected.
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
We expect to face significant challenges with respect to information security and maintaining the security and integrity of our information systems and other systems used in our business, as well as with respect to the data stored on or processed by these systems. We also anticipate receiving and storing confidential business information of our partners and customers. Advances in technology, an increased level of sophistication and expertise of hackers, and new discoveries in the field of cryptography can result in a compromise or breach of the systems used in our business or of security measures used in our business to protect confidential information, personal information, and other data. We may be a target for attacks designed to disrupt our operations or to attempt to gain access to our systems or to data that we possess, including proprietary information that we obtain from our partners pursuant to our agreements with them. We also are at risk for interruptions, outages and breaches of our and our outsourced service providers’ operational systems and security systems, our integrated software and technology, and data that we or our third party service providers process or possess. These may be caused by, among other causes, physical theft, viruses or other malicious code, denial or degradation of service attacks, ransomware, social engineering schemes, and insider theft or misuse. We have suffered security incidents in the past. In December 2021, we experienced a ransomware incident and notified certain employees of such incident. The security risks we and our outsourced service providers face could also be elevated in connection with the Russian invasion of Ukraine or the conflict in the Middle East, as we and our outsourced service providers are vulnerable to a heightened risk of cyberattacks from or affiliated with nation-state actors, including retaliatory attacks from Russian actors against U.S.-based companies.
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
In addition, we may face increased compliance burdens regarding such requirements with regulators and customers regarding our battery products and also incur additional costs for oversight and monitoring of our supply chain. These additional compliance and logistical burdens are attenuated through our international partnerships. We also cannot be certain that these systems, networks, and other infrastructure or technology upon which we rely, including those of our third party suppliers or service providers, will be effectively implemented, maintained or expanded as planned, or will be free from bugs, defects, errors, vulnerabilities, viruses, ransomware, or other malicious code. We may be required to expend significant resources to make corrections or to remediate issues that are identified or to find alternative sources.
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
We have in the past experienced infringement claims from non-practicing organizations (sometimes referred to as “patent trolls”) filing lawsuits for patent infringement. For example, in December 2020, we settled a patent infringement case against us and agreed to make licensing payments in connection with such settlement. We may be subject to additional infringement claims in the future, and even if we believe such claims are without merit, such claims are time-consuming, expensive to litigate or settle and can divert management’s resources and attention. An adverse determination could require that we pay damages, which could be substantial, or stop using technologies found to be in violation of a third party’s rights and could prevent us from selling our batteries. In order to avoid these restrictions, we may have to seek a license for the technology. Any such license may not be available on reasonable terms or at all, could require us to pay significant royalties and may significantly increase our operating expenses or otherwise seriously harm our business or results of operations.
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
We are subject to the Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and possibly other anti-bribery and anti-corruption laws and anti-money laundering laws in various jurisdictions in which we conduct, or in the future may conduct, activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit us and our officers, directors, employees, business partners agents, representatives and third party intermediaries from corruptly offering, promising, authorizing or providing, directly or indirectly anything of value to recipients in the public or private sector.
We may leverage third parties to sell our battery products and conduct our business abroad. We, our officers, directors, employees, business partners agents, representatives and third party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our officers, directors, employees, business partners agents, representatives and third party intermediaries will not take actions in violation of applicable law, for which we may be ultimately held responsible. As our international activities and sales expand, our risks under these laws may increase.
These laws also require companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls and compliance procedures designed to prevent any such actions. While we have certain policies and procedures to address compliance with such laws, we cannot assure you that none of our officers, directors, employees, business partners agents, representatives and third party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
Our battery products may be subject to U.S. export control laws and regulations including the Export Administration Regulations, the International Traffic in Arms Regulations, and trade and economic sanctions maintained by the Office of Foreign Assets Control. As such, an export license is required to export, reexport, or transfer certain battery products to certain countries, end-users, and end-uses. If we were to fail to comply with such U.S. export controls laws and regulations, U.S. economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments, and persons, as well as for prohibited end-uses. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
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
Certain investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.” Based on its export control classification, some of our battery technology is considered a “critical technology.”
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
The U.S. government has and continues to make significant changes in U.S. trade policy and has taken certain actions that could negatively impact U.S. trade, including imposing tariffs on certain goods imported into the United States. In retaliation, China has implemented, and continues to evaluate imposing additional tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States, including under the administration of President-elect Trump, could result in the adoption of tariffs by other countries as well, leading to a global trade war. More specifically, the U.S. government has from time to time imposed significant tariffs on certain product categories imported from China. Such tariffs, if expanded to other categories, could have a significant impact on our business, particularly the importation of parts of our batteries and certain production equipment that are manufactured in China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of the date of this report, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries in connection with a global trade war could have a material adverse effect on our business, financial condition and results of operations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States and China could exacerbate these actions and other governmental intervention.
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
China’s regulations affecting the exporting of battery materials and batteries can be unpredictable. China has recently implemented significant restrictions on the export of graphite, a key material for traditional lithium-ion batteries. We cannot predict if China will expand such exporting restrictions to other battery materials or to any finished products. Although our battery materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to restrict or stop exporting these materials, our ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost, or our toll manufacturers may be unable to export finished batteries that incorporate these materials to us. Constrained supply of battery materials may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other battery companies who are able to obtain sufficient quantities of materials from China or other countries. Additionally, China may restrict or prohibit exports of batteries made in China or that utilize technology from China, including our SiCore batteries. If China were to restrict or stop exporting key materials and/or finished batteries, including our SiCore batteries, we may not be able to fulfill customers’ orders or we may incur losses when trying to meet our obligations, which may result in our customers seeking alternative batteries, and in turn, we could lose customers and face reputational harm and penalties.
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
On September 19, 2024, we were notified by the NYSE that we were not in compliance with the Listing Rule because the average closing stock price of a share of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to the Listing Rule, we have six months following the NYSE notification to regain compliance with the Listing Rule, during which time our common stock will continue to be listed on the NYSE.
On November 1, 2024, we were notified by the NYSE that we regained compliance with the Listing Rule. However, if we receive a subsequent notification from the NYSE regarding noncompliance with the Listing Rule and we do not regain compliance with the Listing Rule within six months of receipt of the NYSE notification, or we are otherwise unable to comply with the NYSE continued listing requirements, our securities may be delisted. If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•the incurrence of additional costs under state blue sky laws in connection with any sales of our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
As of September 30, 2024, our executive officers and directors as a group beneficially own approximately 5.9% of the common stock outstanding. On October 23, 2024, Amprius Holdings, which owned an aggregate of 65.2 million shares, or 58.6%, of our common stock, voluntarily liquidated and dissolved. Following such liquidation and dissolution, Amprius Holdings distributed to its stockholders on a pro rata basis an aggregate of approximately 57.2 million shares of our common stock and we assumed all of Amprius Holdings’ outstanding options to purchase shares of Amprius Holdings’ Class A common stock. Certain of our executive officers and directors were recipients in such distribution and held options that we assumed. Immediately following such distribution and option assumption, our executive officers and directors as a group beneficially owned approximately 16.7% of our common stock. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.
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
Sales of a substantial number of shares of our securities in the public market could occur at any time. For example, we filed a resale registration in September 2022 that covered at initial effectiveness the resale of up to 105,680,194 shares of our common stock (assuming the exercise in full of all of the warrants registered thereunder), as well as the shares underlying the remainder of our public warrants, and we may from time to time be obligated to take additional actions to register offerings of currently outstanding or newly issued shares of our common stock.
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
Additionally, we have filed registration statements to register (i) shares reserved for future issuance under our equity compensation plans and the shares issuable upon exercise of the options outstanding under the Amprius Technologies, Inc. 2016 Equity Incentive Plan, which were an aggregate of 11,019,724 shares of common stock as of September 30, 2024, and (ii) shares issuable upon exercise of the options outstanding under the Amprius Holdings 2008 Stock Plan and the Amprius Holdings Second Equity Incentive Plan, which were an aggregate of 7,015,819 shares of common stock as of October 23, 2024. Subject to applicable securities laws and the satisfaction of any vesting restriction, the shares issued thereunder will be available for immediate resale in the public market.
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
As of September 30, 2024, outstanding warrants to purchase an aggregate of approximately 19.0 million shares of common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of the private warrants and public warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share, though we and, in certain cases, the warrant agent have the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the current trading price for our common stock. To the extent the warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Shares of common stock issuable pursuant to the warrants are not subject to lock-up restrictions. As such, once the warrants are exercised, the holder of such shares issuable upon the exercise of the warrants will be able to resell the shares to the market, subject to other applicable laws. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. Further, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, such warrants may expire worthless.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	September 16, 2022
3.2	Amended and Restated Bylaws of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	March 23, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41314	4.1	September 16, 2022
10.1	Amprius, Inc. 2008 Stock Plan and form of option award agreement thereunder	Form 8-K	File No. 001-41314	10.1	October 23, 2024
10.2	Amprius, Inc. Second Equity Incentive Plan and form of option award agreement thereunder	Form 8-K	File No. 001-41314	10.2	October 23, 2024
10.3	Lock-Up Agreement, dated as of October 23, 2024, by and among Amprius Technologies, Inc. and the other parties thereto	Form 8-K	File No. 001-41314	10.3	October 23, 2024
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

AMPRIUS TECHNOLOGIES, INC.:

November 7, 2024	By:	/s/ Dr. Kang Sun
(Date)		Dr. Kang Sun
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	By:	/s/ Sandra Wallach
(Date)		Sandra Wallach
Chief Financial Officer
(Principal Financial and Accounting Officer)