Form 10-K
period 2024-12-31
Amprius Technologies, Inc.
filed 2025-03-20
CIK 1899287

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-41314
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $50.6 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors and by each person who owns 5% or more of the outstanding common stock as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 117,926,808 shares of common stock outstanding as of March 13, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III where indicated. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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
•the outcome of any legal proceedings that may be instituted against us;
•changes in applicable laws or regulations;

Index to Consolidated Financial Statements
•the effect of macroeconomic factors, such as tariffs, trade barriers, abrupt political change, geopolitics, currency fluctuations, embargoes, shortages, terrorist activity, armed conflict and public health emergencies, on our business; and
•other risks and uncertainties described in this Annual Report on Form 10-K, including risk factors discussed in Part I, Item 1A under the heading, “Risk Factors.”

Index to Consolidated Financial Statements
Part I
Item 1. Business
Overview
We develop, manufacture and market lithium-ion batteries for mobility applications, including the aviation, electric vehicle (“EV”) and light electric vehicle (“LEV”) industries. Our disruptive silicon anode technology is intended to enable batteries with higher energy density, higher power density and fast charging capabilities over a wide range of operating temperatures. This results in our batteries providing superior performance compared to conventional graphite lithium-ion batteries. Our silicon anodes are a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries, and our manufacturing processes leverage the manufacturing processes for conventional lithium-ion batteries and the related supply chain.
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems (“UAS”), such as drones and high-altitude pseudo satellites (“HAPS”). We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by various customers, including our longtime partners such as AALTO Airbus, AeroVironment, BAE Systems, Kraus Hamdani Aerospace, Teledyne FLIR and the U.S. Army. Our total customer engagements since inception grew to over 260 with shipments to 235 customers during the year ended December 31, 2024. In addition, from our inception through December 31, 2024, we have shipped over 800,000 units of batteries, which have enabled mission critical applications. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are protected by our portfolio of patents, trade secrets and know-how developed over 15 years of research and development.
We currently offer high performance silicon anode batteries under the following product platforms: (i) SiCore and (ii) SiMaxx.
Our SiCore batteries were developed in collaboration with Berzelius (Nanjing) Co., Ltd. (“Berzelius”), a former subsidiary of Amprius, Inc. (“Amprius Holdings”), our former parent company. We began limited shipment of SiCore batteries in 2023, which generated a strong demand from our customers. In order to support such demand, we entered into a supply agreement with Berzelius in November 2023 (the “Exclusive Supply Agreement”), which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. In January 2024, we announced the full commercial launch of our SiCore batteries and accelerated engagement with our addressable markets. We entered into manufacturing supply agreements with three global contract manufacturing companies, which provided us an opportunity to rapidly scale production and ship a large volume of SiCore batteries to our customers. As of December 31, 2024, we had access, through our manufacturing supply agreements with our global contract manufacturers, to annual production of up to 800 MWh of SiCore batteries in pouch form and up to 1 GWh of SiCore batteries in cylindrical form.
Our SiMaxx batteries are currently manufactured at our facility in Fremont, California. We believe that the demand for our SiMaxx batteries exceeds our existing kWh-scale manufacturing capacity and, in order to support such demand, we are expanding this facility into a MWh-scale manufacturing facility. The completion of the expansion has been delayed through the first quarter of 2025 due to a delay in our customers’ order commitments. We believe that this facility will be able to manufacture batteries up to 2 MWh capacity annually when our expansion is completed, which is approximately 10 times our existing production capacity.
In April 2023, we entered into a lease agreement to lease approximately 774,000 square feet of premises in Brighton, Colorado and announced a plan to build a GWh-scale manufacturing facility in those premises. As of December 31, 2024, we completed our pre-construction planning for this facility. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision, including whether to proceed with the construction at all.
History, Corporate Information and Website
We have been commercially producing batteries since 2018.

Index to Consolidated Financial Statements
On September 14, 2022, we completed a business combination pursuant to a Business Combination Agreement, dated May 11, 2022, by and among Amprius Technologies Operating, Inc. (formerly known as Amprius Technologies, Inc. or “Legacy Amprius”), Kensington Capital Acquisition Corp. IV (“Kensington”), and Kensington Capital Merger Sub Corp. (a wholly owned subsidiary of Kensington or “Merger Sub”). The business combination was effected through the merger of Merger Sub with and into Legacy Amprius, with Legacy Amprius surviving as a wholly owned subsidiary of Kensington. Upon consummation of the business combination, Kensington changed its jurisdiction of incorporation by domesticating as a corporation incorporated under the laws of the State of Delaware and changed its name to “Amprius Technologies, Inc.” The business combination was treated as a reverse recapitalization for financial reporting purposes, whereby Legacy Amprius was determined as the “accounting acquirer” and Kensington as the “accounting acquiree.” Immediately prior to the closing of the business combination, a number of private investors purchased from us an aggregate of 2,052,000 units at a price of $10.00 per share (such transaction, the “PIPE”), pursuant to separate subscription agreements. Each PIPE unit consisted of (i) one share of common stock and (ii) one warrant (each, a “PIPE warrant”) to purchase one share of common stock at an exercise price of $12.50 per share. Please refer to Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the PIPE warrants.
On October 23, 2024, our former majority stockholder and parent company, Amprius Holdings, which owned an aggregate of 65.2 million shares, or 58.6%, of our common stock at that time, voluntarily liquidated and dissolved. As a result of such liquidation and dissolution, Amprius Holdings distributed, on a pro rata basis, an aggregate of approximately 57.2 million shares of our common stock to its stockholders, and we assumed all of Amprius Holdings’ outstanding options to purchase shares of Amprius Holdings’ Class A common stock in exchange for, among other things, Amprius Holdings contributing to us a total of 5.5 million shares of our common stock that it owned, which were immediately cancelled and returned to our authorized but unissued share capital.
Our principal executive offices are located at 1180 Page Avenue, Fremont, California 94538, and our telephone number is (800) 425-8803.
Our website is www.amprius.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”). These reports and other information are also available, free of charge, at www.sec.gov. Information contained on, or that can be accessed through, the websites referenced in this Annual Report on Form 10-K are not a part of, and are not incorporated by reference into, this Annual Report on Form 10-K.
Industry Background
Traditional transportation has been powered by fossil fuel-based engines which have led to significant greenhouse gas emissions. A rising focus on sustainable energy use in transportation is leading to increased investments in technology, government incentives and consumer demand for the electrification of passenger and payload mobility. Among the mobility mediums experiencing a shift to electrification due to these trends are aircraft such as UAS, which includes drones and HAPS, and electric vertical take-off and landing (“eVTOL”) vehicles, as well as ground-based EVs and LEVs. Critical and breakthrough battery technologies can facilitate and, in certain cases, enable the mass adoption of these electric transportation mediums by improving energy density, accelerating fast charging capabilities, extending battery life, and improving safety.
Aviation Industry
Unmanned Aerial Systems: UAS are aircraft that operate with no crew or passengers onboard and are guided by remote control or autonomously. Examples of UAS include drones and HAPS. UAS are the next generation aerial transportation technology utilized for surveillance, assessment, logistics, delivery, communications, and imaging, among other uses. Emerging technologies, such as Amprius’ silicon anode battery, offer lighter weight and/or more energy dense batteries, potentially overcoming current battery technology barriers and enabling faster adoption of UAS. Based on a January 2025 Fortune Business Insights article and management estimates, the total addressable market for UAS batteries is expected to reach approximately $27.0 billion by 2030.
Drones: Drones are the most common type of UAS and are increasingly being utilized in various industries, including military and defense, agricultural, construction and logistics. One of the key barriers to wider adoption is the existing battery technology, which limits the drones’ flight range and payload capacity. Our batteries offer higher energy

Index to Consolidated Financial Statements
density, which enables longer range endurance, and, depending on customer specifications, lighter weight, which facilitates higher payload capacity. Amprius offers advanced battery technology suitable for application in drones, which is currently in use by the U.S. Army, AeroVironment and Teledyne FLIR.
High Altitude Pseudo Satellites: HAPS are alternatives for traditional satellites. When deployed, HAPS typically operate at stratospheric altitudes, approximately 12 miles (approximately 65,000 feet) above sea level. HAPS are being increasingly utilized to provide high-quality broadcast features, particularly in remote regions, which have limited terrestrial network coverage. HAPS generally use solar energy and battery storage as the power source to operate for long durations of time. As a result, lightweight, higher energy density batteries with the ability to operate in extreme temperature and pressure conditions are critical enablers. Amprius offers advanced battery technology suitable for application in HAPS, which is currently in use by prominent aerospace companies, including AALTO Airbus and BAE Systems.
Electric Air Transportation: Population growth and urbanization are key megatrends that are stretching ground transportation infrastructure to its limits and resulting in significant greenhouse gas emissions. A potential mitigation strategy is expanding intracity and other short-distance travel into the air utilizing eVTOL vehicles, which include passenger aircraft that use electric power to hover, takeoff, and land vertically. Historically, the electrification of passenger and cargo aircraft has lagged the adoption of electric automobiles in part because of the greater technical challenges. However, over the last few years there have been significant advancements in the key enabling technologies for eVTOL aircraft, including the high energy density and robust performance batteries offered by Amprius. Continued improvements in battery energy density could allow eVTOL aircraft to increase their range, speed and payload, dramatically expanding the range of trips and further accelerating the adoption of electric air mobility. Based on a January 2025 Skyquest report and management estimates, the total global addressable electric air mobility battery market is expected to reach approximately $2.9 billion by 2032.
Electric Vehicle Industry
The electrification of ground transportation is being accelerated by regulatory pressure to meet sustainability benchmarks and growing consumer preference. For example, some states in the United States had promulgated regulations mandating automobile manufacturers to sell 100% of new vehicles in those states that have zero-emission by 2035. Based on a February 2025 Markets and Markets report and management estimates, the global EV battery market is expected to reach approximately $251.3 billion by 2035. While multiple battery chemistries exist today that meet current EV specifications, we believe there is room for significant improvement. Our batteries, which have been tested and validated by the U.S. Advanced Battery Consortium (“USABC”), as further described below, have the potential to help address both these concerns. As such, while our EV capable battery needs to be improved with respect to cycle life, form factor, cost and production quantity, for us to compete with existing commercially available EV batteries, we believe that, as we grow and improve, we may be able to compete in the EV battery market.
Light Electric Vehicle Industry
The LEV market is expected to grow rapidly primarily due to the rising demand for e-motorcycles. Based on a January 2025 report from The Business Research Company, the LEV market size is expected to reach approximately $136.0 billion by 2029. As this market grows, we expect an increase in demand for high-performance batteries across the LEV sector. We believe that the form factor and cost-competitiveness of our high-energy-density SiCore batteries can support such growing demand in the LEV sector. As of December 31, 2024, we had access, through our manufacturing supply agreements with our global contract manufacturers, to annual production of up to 800 MWh of SiCore batteries in pouch form and up to 1 GWh of SiCore batteries in cylindrical form.
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

Index to Consolidated Financial Statements
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
Our SiCore and SiMaxx batteries have replaced the graphite anode with a highly engineered silicon material that has a lithium storage capacity of approximately up to 3,400 mAh/g, which is nearly 10 times the highest capacity of known graphite anodes. By replacing graphite with silicon in the anode, we have significantly enhanced performance in batteries across energy density, power, charging time, safety and ability to operate in extreme environments.
Our Competitive Strengths
SiCore and SiMaxx performance greatly exceeds conventional lithium-ion batteries commercially available today. We believe that our battery cells significantly outperform commercially available conventional graphite battery cells. As shown in the table below, as of December 31, 2024, our batteries, particularly our SiMaxx batteries, have approximately double the specific energy and energy density of graphite battery cells, and enable significantly faster charging time. We believe other next-generation battery technologies will require significant additional research, development and investment prior to being commercially viable.

Performance Metric	Graphite Anode Battery Cells (1)	(2)
Specific Energy (Wh/kg)	~215-285	320-500 (3)
Energy Density (Wh/L)	~530-715	805-1,300 (3)
Charging Time to 80%	30 minutes	<6 minutes (4)
Rate Capability/Power	Up to 10C	Up to 10C
Cycle Life	500-1,000 cycles	200-1,200 cycles
Operating Temperature	-20 to 60[o]C	-30 to 55[o]C
(1) Other than cycle life, based on a survey of 18,650 technical datasheets (e.g., Panasonic NCR18650G), Sony VTC6 technical datasheet, iFixit reports on iPhone and Samsung batteries, and Y. Sun et al: Li-ion Battery Reliability – A Case Study of the Apple iPhone. For cycle life, based on Shmuel De-Leon: Li-Ion NCA/NMC Cylindrical Hard Case Cells Market 2021.
(2) Includes both released and unreleased SiMaxx battery cells with energy and power cell designs.
(3) Based on SiMaxx 500 Wh/kg, 1,300 Wh/L battery cells that were in the development stage as of December 31, 2024.
(4) Based on SiMaxx High Power cells commercially available in 2024.
Unique suitability for aviation markets that require high power, specific energy and energy density. We believe the increased performance of our SiCore and SiMaxx batteries enable certain electric aviation applications. For example, our batteries have high specific energy and energy density to maximize payload and reduce weight, thereby extending flight radius; high power density, to enable vertical take-off and landing functionality; fast charge, to minimize the time required to recharge a battery; wide operating temperature, for high altitude applications operating in extremely low temperatures; and cycle life parity with graphite batteries, depending on customer specifications.
In January 2025, we announced the expansion of our SiCore product platform with a SiCore battery cell that provides energy density of 370 Wh/kg, extending runtimes while still exceeding 3,000 W/kg, with discharge rates of up to 10C without cooling and 15C with active cooling. This SiCore battery cell ensures quick power delivery without

Index to Consolidated Financial Statements
compromising runtime, which makes it ideal for aviation applications, including drones, as well as high-performance electric vehicle applications that require both endurance and rapid energy delivery.
In August 2023, we unveiled a breakthrough battery cell chemistry and design that enables 400 Wh/kg energy density with 10C continuous discharge capability. The energy and power delivered by this ultra-high-power-high-energy lithium-ion battery make it an ideal solution for electric mobility applications. This battery, which is part of our SiMaxx product platform, became commercially available in 2024.
In March 2023, we unveiled a prototype battery cell that delivers an energy density of >500 Wh/kg and >1,300 Wh/L at 25°C. The performance of this battery cell was verified by a leading testing house offering comprehensive battery regulatory compliance, safety and performance testing. At approximately half the weight and volume compared to other existing state-of-the-art, commercially available lithium-ion cells, we believe that this type of battery will deliver a potential industry-disrupting performance. As of December 31, 2024, this battery cell, which will be part of our SiMaxx product platform, was in the development stage.
We will continue to develop next-generation battery cells, and we believe that when they become commercially available, those battery cells will have the potential to expand boundaries for our customers and provide a tailored solution for applications that require heightened discharge times without compromising key features, such as aircraft payload, and without having to increase vehicle weight.
First mover advantage in emerging aviation markets. As a result of our success with AALTO Airbus and other tier-one customers, we have become an established market pioneer in providing high performance batteries to the aviation industry. Our reputation and commitment to delivering ultra-high performance batteries have enabled us to enter into several development and master supply arrangements with our customers. From our inception through December 31, 2024, over 260 customers had tested and validated our SiCore and SiMaxx batteries for their applications, and we believe our market leadership in aviation will enable us to continue to grow our customer base.
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
For example, in December 2022, an independent third-party testing lab validated that our SiMaxx 390 Wh/kg polymer electrolyte cell successfully passed the nail penetration test per the requirements of section 4.7.4.4. of the MIL-PRF-32383 (Military Performance Specification). The test is used to determine the feasibility of a specific product in combat scenarios. Cells tested in accordance with section 4.7.4.4. should not burn or explode, and the external temperature of each test sample should not be greater than 338 degrees Fahrenheit (170 degrees Celsius) when penetrated by sharp objects. When conducting the test, a 0.113-inch diameter stainless steel nail is driven through a fully charged cell at a prescribed speed. The cell is deemed to have passed if there is no smoke or flame following the nail penetration.
Robust IP portfolio and know-how related to our silicon nanowire ecosystem. Our silicon anode technology has been refined and improved upon for over 15 years, and is protected by over 80 patents that were issued to us or are pending applications as of December 31, 2024. Core aspects of our technologies and processes are also protected by know-how and trade secrets developed by our team for over 15 years.
Our Products and Customers
As evidenced by customer validation, design wins and recurring orders with AALTO Airbus, AeroVironment, BAE Systems, Kraus Hamdani Aerospace, Teledyne FLIR and the U.S. Army, among others, our battery technology is well positioned to address the rapidly growing markets within the aviation industry, specifically UAS and eVTOL, as well as LEVs. UAS and eVTOL applications have historically used conventional lithium-ion batteries as a means to promote product prototypes, but market participants are seeking advancements in battery technology. We believe that our silicon anode technology can be part of the solution.
We currently offer high performance batteries under the following product platforms: SiCore and SiMaxx. In addition, we are also currently developing EV-capable products.

Index to Consolidated Financial Statements
SiCore Product Platform
Our SiCore batteries, which were developed in collaboration with Berzelius and launched commercially in January 2024, are based on an innovative, proprietary silicon anode material system delivering high-energy-density silicon anode batteries that surpass current state-of-the-art graphite cell performance. The silicon anode cell chemistry in our SiCore batteries is designed to offer high energy density, up to 400 Wh/kg, and long cycle life, as long as 1,000 cycles. Our SiCore battery cell chemistry may be combined with other materials, such as binders and conductive agents, including graphite, to meet performance specifications.
We offer our SiCore batteries with the following design and performance factors: Energy, Power and Balanced Energy/Power.
Energy. This design of SiCore battery cell delivers a specific energy of up to 400 Wh/kg or 872 Wh/L at a maximum discharge rate of up to 1C and a cycle life of up to 300 cycles at full depth of discharge.
Power. This design of SiCore battery cell delivers a specific energy of up to 360 Wh/kg or 800 Wh/L at a maximum discharge rate of up to 5C and a cycle life of up to 300 cycles at full depth of discharge.
Balanced Energy/Power. This design of SiCore battery cell delivers a specific energy of up to 355 Wh/kg or 805 Wh/L at a maximum discharge rate of up to 3C, and a cycle life of up to 700 cycles at full depth of discharge or 1,000 cycles at approximately 90% depth of discharge.
Our SiCore batteries have been validated across various applications in the electric mobility market, and since we began our limited shipment in 2023 and our commercial launch in January 2024, they have garnered positive feedback from customers with demanding performance requirements. Our SiCore battery chemistries are applied into a wide range of form factors, including both pouch and cylindrical cells. The cylindrical cell form factors offer balanced energy and power capabilities providing an industry leading capacity of 4Ah in 18650 format and 6Ah in 21700 format, and a cycle life of up to 600 cycles.
As of December 31, 2024, we had access, through our manufacturing supply agreements with our global contract manufacturers, to annual production of up to 800 MWh of SiCore batteries in pouch form and up to 1 GWh of SiCore batteries in cylindrical form.
SiMaxx Product Platform
We offer our SiMaxx batteries with the following design and performance factors: High Energy, High Power and Balanced Energy/Power.
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
We continue to make improvements on our SiMaxx high energy battery cells. For example, in November 2023, we developed and delivered three additional formats of 450 Wh/kg cells. These custom cells were made in collaboration with our strategic customers to address their unique HAPS qualification requirements and to assist in operating in highly challenging environments. With greater energy density and longer cycle life than our previous high-energy batteries, we believe that our 450 Wh/kg cells are the only commercially available batteries of their kind known to us that can provide enough power and endurance for HAPS’ overnight stratospheric flight.
Our SiMaxx high energy battery cells have also powered AALTO Airbus’ Zephyr S stratospheric vehicle to numerous records since 2018. The Zephyr S is designed to fly for months at a time, at an altitude of approximately 70,000 feet. After integrating our battery cells into the Zephyr S, AALTO Airbus set endurance and altitude records by flying continuously for over 25 days in 2018 and 64 days in 2022. We continue to support the Zephyr S program and were presented the 2021 Innovative Supplier of the Year Award by Airbus.
High Power. Our SiMaxx high power battery cells are designed for applications that place a premium on power. These high power battery cells offer 400 Wh/kg and 820 Wh/L energy density with up to 10C continuous discharge

Index to Consolidated Financial Statements
capability. This performance is well suited for the air transportation industry, which requires high power capabilities to lift the aircraft from the ground into the air. In addition, our SiMaxx high power battery cells are capable of fast charging, from 0% to 80% in less than 6 minutes. This level of power capability, energy density, and fast charge capability is optimal for urban air mobility and other air transportation industry applications. Once the vehicle has landed, the turnaround time to get the vehicle back into the air becomes critical, which is why we have designed our SiMaxx high power batteries with fast charge capabilities.
Since 2021, we have engaged in technical evaluations with certain tier-one eVTOL manufacturers to develop an eVTOL-optimized battery system to support the development and commercialization of their eVTOL fleet. We plan to continue expanding our technical evaluation engagements with other eVTOL manufacturers as the eVTOL market grows.
Balanced Energy/Power. We designed our SiMaxx balanced energy/power battery cells for applications that require a balance between power and energy. These battery cells offer energy density as high as 395 Wh/kg or 800 Wh/L at up to 4C discharge rate. This range of power capability is important to customers in the UAS sector. Our SiMaxx balanced energy/power battery cells typically meet the requirements of UAS devices’ needs for high initial power, as well as higher energy requirements for longer sustained cruising.
Since 2021, our SiMaxx balanced energy/power battery cells have been designed into UAS programs at AeroVironment and Teledyne FLIR, with commercial shipments since 2022.
EV capable Products
We are also currently developing an EV capable cell. Competition in the EV industry is intense, with high production volume requirements, low pricing, and balanced performance criteria, creating a high barrier to entry against the incumbent solutions. Prior to us being able to effectively compete in the EV space, we will need to further improve cycle life, increase cell form factors, increase production quantity and reduce our costs.
Since 2017, we have been sampling our batteries with USABC, which had independently verified that we have met or exceeded the majority of their 2025 EV cell performance goals, including usable energy density, usable specific energy, power density and charge time.
In November 2024, we shipped to USABC our SiMaxx A-Sample EV cells. Our testing of SiMaxx A-Sample EV cells showed that the cells can achieve a specific energy of 360 Wh/kg at the beginning of life, which surpassed USABC’s target of 275 Wh/kg at end of life, and deliver a power density of 1,200 W/kg. We believe that this development could result in a significant increase in range compared to most commercial EV batteries available today. In addition, the SiMaxx A-Sample EV cells can charge up to 90% of their rated energy in just 15 minutes, which exceeds USABC’s target of 80% within the same timeframe.
Our Technology
SiCore
Our SiCore batteries are based on an innovative, proprietary silicon anode material system, delivering batteries with high-energy-density and long cycle life. Developed in collaboration with Berzelius, the anode in our SiCore batteries have a unique bottom-up structure with an ultra-fine silicon nanostructure interior and multilayer surface protection. This silicon anode technology may also be combined with other active materials, such as binders and conductive agents, including graphite. The particle type of our SiCore anode materials can be processed in the same equipment and environment as graphite anode materials, offering a drop-in replacement of graphite materials and fast transfer to manufacturing of our SiCore cell designs. Due to their robust structure, our SiCore materials can be pressed into high density and thin electrodes, a precondition for high energy density and fast charge capability.
SiMaxx
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

Index to Consolidated Financial Statements
Our proprietary SiMaxx silicon anode technology solves for the material expansion inherent in silicon. Our nanowire anodes start with a metal foil that is layered with a nanowire template and metallurgically attached to the metal foil substrate by a growth process. The nanowire template is coated with a low-density silicon and then encased by a thin layer of high-density silicon.
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
Our SiMaxx silicon anodes are considered 100% silicon based on their actual silicon content, which ranges from 99.5% to 99.9% and meets the acceptable purity standards for classification 100%.
Manufacturing and Supply
We invented the proprietary silicon anode and its fabrication process for our SiMaxx batteries. Our silicon anode is fabricated using chemical vapor deposition (“CVD”) technology, and consists of three sequential steps. First, the nanowire template is grown by a thermally activated chemical reaction. Second, a low-density silicon coating is deposited by plasma enhanced CVD. Third, a high-density thin silicon surface layer is deposited by a thermally activated CVD process. These three steps replace all powder processing steps typically used in making graphite anodes, including powder mixing, slurry mixing, slurry coating, electrode drying and electrode calendaring. After fabrication, our product is the fully processed anode. This anode can then be assembled in cells with cathodes produced by manufacturing lines similar to those used in graphite anode cells. This fabrication process has been in commercial operation since 2018 at our manufacturing facility in our Fremont headquarters.
To develop the high-volume anode fabrication tool needed for a GWh-scale manufacturing line, we have partnered with centrotherm international AG (“centrotherm”), a leading global supplier of tools used to produce solar cells. We received large-scale anode production equipment from centrotherm as part of our ongoing expansion of our manufacturing line at our Fremont headquarters into a MWh-scale facility. The equipment supplied by centrotherm requires certain modifications for our needs, which includes designing and developing automated material handling for the foils and processes for silicon deposition. These hardware design modifications are in progress. Completing design and development of the tool as well as the automated material handling and high-volume production processes requires significant engineering. Moreover, our manufacturing costs will depend not only on the cost of the tools but also on throughput, yield, efficiency of silane gas utilization, among other factors. The ability to design and develop this tool successfully and the timing of this effort may be subject to unforeseen complexities, component supply delays and other risks. For more information, see the section titled “Risk Factors” below.
Although our anode manufacturing processes differ from traditional anode manufacturing, the cathode and the rest of the cell, including electrolytes and separators, use conventional lithium-ion battery manufacturing tools and materials. Our silicon anodes are a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries. The dominant raw materials for our silicon anode include silane gas, which is used in making the silicon anodes, and nickel foil, which is used for the anode current collector substrate. As we increase our manufacturing capacity, we expect to procure the silane gas from a global supplier of silane and silicon materials and will procure nickel foil from global suppliers of metals. Both silane gas and nickel foil are available commodity materials.
Due to its high capacity to store lithium relative to cathode materials, and to further increase the available lithium in the cell, the silicon anode can be prelithiated to a certain level (i.e., 10% to 20%) of its capacity before cell assembly. Prelithiation can be done electrochemically at low scale and by physical vapor deposition for large manufacturing volume. Equipment vendors have scaled-up or are scaling lithium evaporation equipment to GWh+ manufacturing volumes. We use electrochemical prelithiation in our current SiMaxx production and will integrate lithium evaporation steps in the anode manufacturing line.
In order to support the demand for our batteries, we are currently expanding our existing kWh-scale manufacturing facility in Fremont, California into a MWh-scale manufacturing facility; are planning to expand our contract manufacturing

Index to Consolidated Financial Statements
partnerships globally; and may build a GWh-scale manufacturing facility in our leased premises in Brighton, Colorado. The completion of the expansion of our Fremont facility has been delayed through the first quarter of 2025 due to a delay in our customers’ order commitments. We believe that this facility will be able to manufacture batteries up to 2 MWh capacity annually when our expansion is completed, which is approximately 10 times our existing production capacity. Also, as of December 31, 2024, we completed pre-construction planning to build a GWh-scale manufacturing facility at our leased premises in Brighton, Colorado. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision, including whether to proceed with the construction at all.
As of December 31, 2024, we produce SiCore batteries by leveraging Berzelius’ existing production line and through our manufacturing supply agreements with three global contract manufacturers. In order to meet the increased demand for our SiCore batteries, we are planning to expand our contract manufacturing partnerships globally. Some of the challenges that we may encounter when we enter into a manufacturing supply arrangement include, among others, risk of losing control over the manufacturing process of our SiCore batteries, which could lead to quality control issues, delay in production, increase in production costs, and non-compliance with our established standards. In addition, we may encounter a risk of losing control of some of our intellectual property. While we plan to set up business processes, including adding oversight and quality control procedures, in order to manage our contract manufacturing supply arrangements, there can be no assurance that such processes will be effective. As of December 31, 2024, we had access, through our manufacturing supply agreements with our global contract manufacturers, to annual production of up to 800 MWh of SiCore batteries in pouch form and up to 1 GWh of SiCore batteries in cylindrical form. For more information, see the section titled "Risk Factors" below. In addition, if we partner with other contract manufacturers in the future, we plan to select large, experienced and reputable contract manufacturing companies.
Our Growth Strategy
Our goal is to become the market leader in high performance lithium-ion batteries for the transportation industry. In order to achieve that goal, we are pursuing the following growth strategies:
Leverage existing contract manufacturing capacity to produce SiCore batteries. We believe that our existing Exclusive Supply Agreement with Berzelius, which gives us exclusive rights to purchase Berzelius’ proprietary silicon anode materials in the United States, Canada and Mexico, and our existing manufacturing supply agreements with three global contract manufacturers will allow us to continue supporting the increasing demand for our SiCore batteries. As of December 31, 2024, we had access, through our manufacturing supply agreements with our global contract manufacturers, to annual production of up to 800 MWh of SiCore batteries in pouch form and up to 1 GWh of SiCore batteries in cylindrical form.
Expanding existing manufacturing facility to meet increase in demand and optimize costs. Although we had access to annual production of up to 800 MWh of SiCore batteries in pouch form and up to 1 GWh of SiCore batteries in cylindrical form through our existing manufacturing supply agreements with our global contract manufacturers as of December 31, 2024, we believe that expanding our existing manufacturing facility would help us meet the growing demand of our customers and optimize costs in the long-term. We currently operate a kWh-scale manufacturing line for our SiMaxx batteries at our facility in Fremont, California and are expanding it into a MWh-scale manufacturing facility. The completion of the expansion has been delayed through the first quarter of 2025 due to a delay in our customers’ order commitments. We believe that this facility will be able to manufacture batteries up to 2 MWh capacity annually when our expansion is completed, which is approximately 10 times our existing production capacity. In April 2023, we announced a plan to build a GWh-scale manufacturing facility in our leased premises in Brighton, Colorado. As of December 31, 2024, we completed our pre-construction planning for this facility. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision, including whether to proceed with the construction at all.
Reduce our SiMaxx battery manufacturing costs. We believe our ability to reduce the manufacturing costs of our SiMaxx batteries on a $/kWh basis will accelerate the adoption of our SiMaxx batteries and allow us to further broaden our customer base. As we scale, we believe we will benefit from reduced per-unit costs, including overhead, labor and capital expenditures, improved tool utilization and volume pricing for equipment and materials. We will also seek to reduce SiMaxx battery costs by optimizing material utilization, throughput and yield. However, until we are able to complete our optimization process, including designing and implementing our silicon anode production process, we cannot accurately

Index to Consolidated Financial Statements
forecast our manufacturing costs. Since our SiMaxx silicon anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than the equipment used for production of graphite anodes.
Extend first-mover advantage to become the market leader in lithium-ion batteries for aviation. We believe we are the leading company in the market today with a high-performance battery that can meet the requirements of aviation applications. We have built a strong reputation in the industry by delivering ultra-high performance batteries with high safety standards that meet or exceed industry standards and customer requirements. We expect to extend our presence in the aviation market, while also serving other transportation-related markets that require improvements in their electrification solutions. From our inception through December 31, 2024, over 260 customers had tested and validated our batteries for their applications.
Further improve performance characteristics of our anode and battery cells. We believe we have the highest-performing commercially available batteries in the market. We intend to maintain our performance advantage by continuing to invest in our anode and cathode chemistries. We expect to continue to increase the performance characteristics of our batteries, particularly around power, energy density and cycle life. For example, in March 2023, we unveiled the development of a battery cell that delivers an energy density of >500 Wh/kg and >1,300 Wh/L at 25°C. The performance of this battery cell was verified by a leading testing house offering comprehensive battery regulatory compliance, safety and performance testing. As of December 31, 2024, this battery cell, which will be part of our SiMaxx product platform, was in the development stage. We believe our next-generation cells, when commercially available, will have the potential to expand boundaries for our customers and provide a tailored solution for applications that require heightened discharge times without compromising key features, such as aircraft payload, and without having to increase vehicle weight. We plan to continue to invest in optimizing combinations of these performance characteristics as well as the requisite form factors to meet the specific needs of our customers and drive adoption of our battery cells in other areas of electrified transportation. As a result of these efforts, our goal is to fully realize the benefits of our silicon anode technology and develop the highest performing products in the market.
Expand our end markets and applications. As we increase our production capabilities and partnership with global contract manufacturers, we will be able to supply our batteries in larger volumes to fulfill our customers’ battery prototyping and procurement requirements. Our current customer base consists primarily of aviation and other air transportation companies. We believe the batteries we have developed for the aviation industries can be adapted for larger form factors to meet the energy density and fast-charge requirements of the EV market once we are able to improve the cycle life, increase form factors, reduce cost and improve production quantity for our EV capable battery cells.
Research and Development
Our original silicon anode technology was developed at Stanford University in 2008, and for over 15 years, we have refined and improved upon the technology for use in commercial applications. We have conducted research and development initiatives focused on improving certain performance characteristics and expanding the applications of our silicon anode battery technology. We expect to continue our research and development efforts in the following areas:
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
•Advanced cell chemistries and designs. We have developed advanced battery cell designs tailored to respond to our customers’ requirements for high performance, including extreme high power and fast charge performance, safety, wide operating temperature range, and calendar life. Our proprietary electrolyte formulations enhance operations at high voltage and high temperature. In addition, our polymer/semi-solid formulations add safety to nail and ballistic performance.
•Larger cell form factors. The batteries we have developed and are developing for our customers are typically approximately up to 15Ah for small-sized aircraft. As we expand our customer base, we are in the process of developing larger form factor batteries for broader aviation applications as well as LEV and EV customers.
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
As of December 31, 2024, we had a total of 86 patents, which consisted of:
•74 patents issued to us (35 patents issued in the United States and a total of 39 patents issued in the European Union, Korea, Japan, China, Taiwan and Israel) with expiration periods ranging between 2030 and 2039;
•10 patent applications that are pending (2 patent applications in the United States and a total of 8 patent applications in the European Union, Korea, Japan, China and Taiwan); and
•2 U.S. patents that we licensed from Stanford University.
As of December 31, 2024, we also held a total of 10 registered trademarks that were issued to us, which consisted of 2 trademarks issued in the United States and a total of 8 trademarks issued in the European Union, Great Britain, Japan, Korea and China.
Our patents cover the following:
•Silicon structures – rooted nanowire template, tapered morphology, silicon dopants and multi-layered structure;
•Materials technologies – solid electrolyte interphase formation, electrolyte formulations and scalable prelithiation; and
•Silicon anode manufacturing processes, design and equipment.
In addition, we rely on non-disclosure agreements with employees, independent contractors, customers and other third parties to protect our intellectual property and proprietary rights.
Circumstances outside our control could pose a threat to our intellectual property rights. For more information, see the section titled “Risk Factors” below.
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
While we believe we are currently the only known battery manufacturer making approximately 100% silicon anodes, there are many companies making or developing silicon composite batteries or anode materials and companies seeking to develop 100% silicon anodes. Companies making or developing silicon composite anodes or materials include both large manufacturers as well as many well-funded new technology companies. These include Berzelius, BTR New Energy Material Ltd., Enevate Corporation, Enovix Corporation, Group 14 Technologies, Inc., Nexeon Ltd., Shanshan Corporation, Sila Nanotechnologies Inc., and Storedot Ltd. Silicon composite anodes may offer higher energy density and other improvements over conventional graphite anodes, and may be less expensive to manufacture than our silicon anodes.
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

Index to Consolidated Financial Statements
The EV and LEV battery industries are fast-growing and highly competitive. Unlike the aviation industry, where there are a limited number of commercially available batteries that meet the minimum performance specifications, there are many battery manufacturers in the EV and LEV industries that can produce commercially acceptable batteries, and they may be able to produce those batteries at lower cost and higher volumes than we are currently able to. Future entrants may include companies developing different technologies, such as lithium metal anodes, which are not yet in commercial production. In order to effectively compete, we will need to further improve our batteries’ life cycles, increase their form factors, increase their production quantity and reduce their production costs.
Many of our competitors and potential future entrants, both in the aviation, EV and LEV industries, may be better capitalized and have greater resources to commercialize and expand their production capacities. These competitors may have greater access to customers and may be able to establish cooperative or strategic relationships amongst themselves or with third parties that may further enhance their resources and competitive positioning. If there are significant advances in battery chemistries that we cannot adapt, or if competitors are able to scale their production capacities before we are able to, our business may be materially impacted. For more information, see the section titled “Risk Factors” below.
Government Regulation and Compliance
Our business activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations. For example, there are various government regulations pertaining to battery safety, transportation of batteries, use of batteries in vehicles, factory safety, and disposal of hazardous materials.
In many cases, our products are or may in the future be subject to trade and export control laws and regulations in the United States and other jurisdictions where we do business. Such laws include the Export Administration Regulations, trade and economic sanctions maintained by the Office of Foreign Asset Control as well as foreign direct investment rules and regulations, tariffs and quotas, and other related regulations in jurisdictions in which we operate, and we may in the future be subject to other laws and regulations, such as the International Traffic in Arms Regulations, among others. In particular, the export or re-export of our products and technology to certain countries or end-users or for certain end-uses in some cases requires an export license or may be prohibited. Additionally, we may be required to register with the Directorate of Defense Trade Controls in order to conduct some aspects of our future business activities and we may be required to obtain licenses in order to conduct development activities. Obtaining the necessary export license for a particular sale or offering or business activity may not be possible or may be time-consuming and may result in the delay or loss of sales opportunities. Any failure to adequately address these legal obligations could result in civil fines or suspension or loss of our export privileges, any of which could materially adversely affect our business, financial condition, and results of operations.
In addition, our business is subject to the Foreign Corrupt Practices Act and other anti-corruption, anti-bribery, and anti-money laundering laws and regulations in the jurisdictions in which we have offices or do business, both domestic and abroad. Any failure to adequately comply with any of these obligations, or future changes with respect to any of these legal regimes, could cause us to incur significant costs, including the potential for new overhead costs, fines, sanctions, and third-party claims.
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
Human Capital
We believe that our success is driven by our team of technology innovators and experienced business leaders. We also believe that our employees are the foundation for developing and commercializing our silicon anode technology. Many on our leadership team have been with us for over a decade. We seek to hire and develop individuals who are dedicated to our strategic mission.

Index to Consolidated Financial Statements
As of December 31, 2024, our total headcount was 108, which consisted of 99 full-time employees and 9 temporary hires and contractors. Our employees are primarily located in our headquarters in Fremont, California.
As of December 31, 2024, a total of 27 full-time employees worked in research and development (“R&D”) and a total of 52 full-time employees worked in manufacturing. Certain employees in the R&D and manufacturing departments hold a Ph.D. or an advanced degree in material science, chemical, aerospace, structural and nanoscale engineering, physics or chemistry.
We are committed to maintaining equitable compensation programs including equity participation. In order to attract or retain team members capable of making exceptional contributions to our success, we offer market-competitive salaries and strong equity compensation. Our compensation decisions are guided by the external market, role criticality and the contributions of each team member.
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

Index to Consolidated Financial Statements
•We may not be able to accurately estimate the future supply and demand for our batteries, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.
•We may not be able to establish supply relationships for necessary finished batteries, materials, components or equipment or may be required to pay more than anticipated for components or equipment, which could negatively impact our business.
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
•We are obligated to develop and maintain proper and effective internal control over financial reporting. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.
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
•Recent and potential tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.
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

Index to Consolidated Financial Statements
•There is no guarantee that our warrants will be in the money, and they may expire worthless.
Risks Related to Our Technology, Products and Manufacturing
If our batteries fail to perform as expected, our ability to develop, market and sell our batteries would be adversely affected.
Our batteries may contain defects in design and manufacture that may cause them to not perform as expected or that may require repairs, recalls and design changes. Our batteries are inherently complex and incorporate technology and components that have not been used for certain applications and that may contain defects and errors, particularly when first introduced to such applications. Although our batteries undergo quality control testing prior to release for shipment, there can be no assurance that we will be able to detect and fix all defects prior to shipment, and nonconformances, defects or errors could occur or be present in batteries that we release for shipment to customers. If our batteries fail to perform as expected, our customers may delay deliveries, or terminate orders, or we may initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, financial condition, results of operations and prospects.
Our battery architecture is different from our peers’ and may behave differently in customer use applications, certain applications of which we have not yet evaluated. This could limit our ability to deliver to certain applications. In addition, our historical data on the performance and reliability of our batteries is limited, and therefore, our batteries could fail unexpectedly in the field resulting in significant warranty costs or brand damage in the market. Further, the silicon anode structure of our battery is different from traditional lithium-ion batteries and therefore, our batteries could be susceptible to different and unknown failure modes leading our batteries to fail and cause a safety event in the field. Such an event could result in the failure of our end customers’ product as well as the loss of life or property, resulting in severe financial penalties for us, including the loss of revenue, cancellation of supply contracts and the inability to win new business due to reputational damage in the market. In addition, some of our supply agreements may require us to bear certain costs relating to recalls and replacements of end products when such recalls and replacements are due to defects of our battery products that are incorporated in such end products.
Our reliance on third parties to manufacture certain of our batteries or battery materials subjects us to certain risks.
Our SiCore batteries are based on the innovative, proprietary material system developed by Berzelius and are currently manufactured by our manufacturing partners. Our SiCore batteries have been produced under contract manufacturing agreements with Berzelius and other partners. However, to facilitate this product expansion, we entered into the Exclusive Supply Agreement with Berzelius, pursuant to which Berzelius agreed, among other things, (i) to manufacture for, and sell exclusively to, Amprius its proprietary silicon anode materials in the United States, Canada and Mexico and (ii) to use best efforts to prioritize fulfillment of Amprius’ forecasted orders, if any. The Exclusive Supply Agreement does not include any commercial terms, and until such time as we are able to establish mutually agreeable commercial terms thereunder, if we are able to at all, the purchase of the materials under the Exclusive Supply Agreement by Amprius will be specified in written purchase orders mutually agreeable to the parties. In addition, as of December 31, 2024, we had access, through our manufacturing supply agreements with our global contract manufacturers, to annual production of up to 800 MWh of SiCore batteries in pouch form and up to 1 GWh of SiCore batteries in cylindrical form, and are engaging with potential additional partners across a network of established Asia-based contract manufacturers. Our reliance on Berzelius or other third parties to manufacture our batteries or battery materials subjects us to certain risks, including but not limited to:
•Because we have not established commercial terms for future SiCore battery or battery material purchases and, therefore, must agree to commercial terms on each of our purchase orders, if Berzelius or our manufacturing partners increase their prices, we may not be able to establish commercially reasonable terms for future purchases;
•We may purchase SiCore battery materials from Berzelius or our manufacturing partners before we receive purchase orders for our SiCore batteries from our customers, or we may accept purchaser orders for SiCore batteries from our customers before establishing any commercial terms with Berzelius or our manufacturing partners, and if we cannot establish commercially reasonable terms with Berzelius or our manufacturing partners, we may not be able to fulfill customers’ orders or we may incur losses when trying to meet our obligations, which may result in our customers seeking alternative batteries, and in turn, we could lose customers and face reputational harm or penalties;

Index to Consolidated Financial Statements
•If any of our manufacturing partners cease to provide manufacturing services to us, either permanently or temporarily, we may be required to arrange for alternative manufacturing arrangements, which we may not be able to arrange on financially attractive terms, on a timely basis or at all;
•We do not control Berzelius or other third party manufacturers, and there is no guarantee that these partners will reserve any capacity for us, they will not have disruptions in their supply chain or manufacturing processes, and that our batteries or battery materials will be delivered to us within the agreed timeline, or at all, or be free from defects;
•If we do not receive the batteries on time or if the batteries contain defects, we may have to delay deliveries, and our customers may terminate their orders or we may initiate product recalls;
•If we are unable to grow the market for SiCore batteries manufactured by Berzelius or our manufacturing partners within our product portfolio, our business, financial condition and results of operations will be adversely affected;
•Although we have exclusive rights to purchase Berzelius’ proprietary silicon anode materials in the United States, Canada and Mexico, we do not have exclusivity arrangements with respect to marketing, and there is no guarantee that Berzelius will not compete with us for customers;
•We plan to establish a global network of contract manufacturing partnerships in the future and we may face certain risks as part of this process, including, among other things, the risk of losing control over the manufacturing process of our SiCore batteries, which could lead to quality control issues, delay in production, increase in production costs, and non-compliance with our established standards, or we may encounter a risk of losing control of some of our intellectual property, and while we plan to set up business processes, including oversight and quality control procedures in order to manage our contract manufacturing arrangements, there can be no assurance that such processes will be effective; and
•Relying on global third parties subjects us to certain risks beyond our control including, tariffs, currency fluctuations, geopolitics, trade barriers, or other general economic or political conditions, any of which may materially and adversely affect our business.
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
To date, we have manufactured on a kWh-scale capacity. Our ability to manufacture our batteries at scale depends on the successful development of an automated, high-volume manufacturing line for our SiMaxx silicon anode that meets our requirements for cell quality, throughput, yield, and other performance metrics. Currently, we do not have a manufacturing line capable of producing our silicon anode batteries at scale. As part of our manufacturing expansion plans, in addition to designing a GWh-scale manufacturing facility, we are in the process of developing an automated, high-volume manufacturing line.
We have been customizing our first large-scale anode equipment for our SiMaxx production processes and have recently completed the qualification process for this equipment. Before we use the equipment for production purposes, we must complete tuning and testing. There is no guarantee that the customization, development, testing and implementation of this equipment will be successful. In addition, there is no guarantee that we will also be able to correspondingly expand our manufacturing capacity for other battery components. We and our potential suppliers and other equipment vendors may encounter significant engineering challenges, performance issues, delays, unforeseen development costs and other obstacles in building the high-volume manufacturing lines, and if we are not successful, or if we encounter significant delays, our business, financial condition, results of operations and prospects would be adversely affected.
We are reliant on Berzelius and third party manufacturers to provide us the necessary technology and support to build our own manufacturing line to produce the SiCore batteries. In that process, we may encounter significant engineering challenges, performance issues, permitting issues, delays, unforeseen development costs and other obstacles.

Index to Consolidated Financial Statements
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
We may require significant capital to develop and grow our business and expect to incur significant expenses, including those relating to the expansion of our manufacturing capacity, development and establishment of our high-volume manufacturing lines, raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs. Our profitability will not only depend on our ability to successfully market our batteries, but also our ability to control our costs. Some of the processes in the manufacturing of our silicon anodes require chemical vapor deposition, for which equipment is more costly than those involved in standard anode production techniques. If we are unable to cost efficiently, design, manufacture, market, sell and distribute our batteries, our margins, profitability and prospects would be materially and adversely affected. We have not yet commenced high-volume production of our batteries, and any cost advantage for the production of our batteries at scale, compared to conventional lithium-ion batteries, will require us to manufacture at rates of cell quality, throughput, and yield demonstrated for mature batteries and battery material that we have not yet achieved. If we are unable to achieve these targeted rates, our business will be adversely impacted.
We rely on, and will continue to rely on, complex equipment for our operations, and manufacturing involves a significant degree of risk and uncertainty in terms of operational performance and costs.
For our SiMaxx batteries, we rely heavily on, and will continue to rely heavily on, complex equipment for our operations and the production of our batteries, which involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing equipment consists of many components, which may suffer unexpected malfunctions from time to time and may depend on repairs and spare parts to resume operations, which may not be available when needed. Problems with our manufacturing processes could result in the loss of manufacturing equipment, damage to manufacturing facilities, monetary losses, delays, unanticipated fluctuations in production and personal injury to or death of workers. Should our precautions be inadequate or an event be larger than expected, we could have significant equipment or facility damage that would impact our ability to deliver our battery products and require additional resources to recover. In addition, in some cases, operational problems may result in environmental damage, administrative fines, increased insurance costs and potential legal liabilities. Any of these operational problems, or a combination of them could have a material adverse effect on our cash flows, business, financial condition, results of operations or prospects.
Furthermore, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing processes more quickly than expected. Moreover, as we scale the commercial production of our batteries, our experience may cause us to discontinue the use of already modified or installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be negatively impacted.
Our establishment of a volume manufacturing facility is subject to many risks, including, among others, risks relating to construction, permitting, delays, cost overruns, supply chain constraints, and operating in a new geographic area away from our headquarters.
Our Fremont, California facility currently operates only at a kWh-scale manufacturing capacity and we are in the process of expanding this facility into a MWh-scale manufacturing facility. In April 2023, we entered into a lease agreement for premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado and announced a plan to build a GWh-scale manufacturing facility in those premises. As of December 31, 2024, we completed

Index to Consolidated Financial Statements
our pre-construction planning for this facility. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision, including whether to proceed with the construction at all. If we decide not to proceed with the project, we may incur significant costs, which may adversely affect us, our financial condition and our growth prospects.
We may need to operate the new manufacturing facility in this new geographic area away from our headquarters. Our potential suppliers and other equipment vendors may also encounter delays, additional costs, and other obstacles in building our manufacturing lines, which are currently unknown. Additionally, although we have tested and validated the performance of our SiMaxx batteries on one of our suppliers’ platform, there is uncertainty as to whether manufacturing SiMaxx batteries in the new manufacturing facility will be successful. Further, if we manufacture SiCore batteries at the new manufacturing facility, our ability to manufacture them depends on our ability to establish mutually agreeable commercial terms with Berzelius under the relevant purchase orders. If we fail to achieve large-scale production of our SiCore batteries, due to our inability to reach an agreement with Berzelius, or if we encounter significant engineering or other challenges, performance issues, delays, unforeseen development costs and other obstacles in building the manufacturing line for SiCore batteries, we may have to continue purchasing SiCore materials and batteries to support our customers’ demands, our results of operations would be negatively impacted.
Achieving capacity at commercial scale of high energy density lithium-ion batteries may require us to make significant and increasing capital expenditures to scale our production capacity and improve our supply chain processes. Further, because our silicon anode process requires different equipment than traditional anode manufacturing, our capital equipment costs are likely to be higher than equipment used for production of graphite anodes. Although, we completed our pre-construction planning to build a GWh-scale manufacturing facility on our leased premises in Brighton, Colorado as of December 31, 2024, the scope and schedule of the construction will be determined based on, among other factors, the availability and timing of funding. The actual costs and time to complete our silicon anode process may materially exceed our estimates, if we are able to complete it at all. Even if we are successful in the establishment of the new facility, our manufacturing capabilities could be affected by cost-overruns, permitting issues, unexpected delays, equipment failures, supply chain constraints, natural disasters, including earthquakes, fire, floods and typhoons, power failures, telecommunications failures, break-ins, war, riots, terrorist attacks, pandemics, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, or cause the loss or corruption of data or malfunctions of software or hardware, and have a material adverse effect on our business.
We may not succeed in retaining and attracting key employees, particularly technical talent, needed to operate and build our business successfully.
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, particularly technical talent, and as a relatively small company with key talent residing in a limited number of employees, our operations may be severely disrupted if we lost their services. In particular, we are highly dependent on the services of Dr. Kang Sun, our Chief Executive Officer (“CEO”), and other senior technical and management personnel, including our executive officers, who would be difficult to replace.
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

Index to Consolidated Financial Statements
that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable products or profitable market opportunities. If we fail to pursue products that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition and results of operations could be adversely affected.
Certain of our officers and directors provide services to other entities formerly affiliated with Amprius Holdings.
Dr. Kang Sun, our CEO and a member of our board of directors, serves on the boards of certain entities that were formerly affiliated with Amprius Holdings, including serving on the board of directors of Berzelius. There could be competition for the time and effort of such officers and directors and, further, potential conflicts of interests in our transactions with such entities. If such officers and directors do not devote sufficient attention to the management and operation of our business or if such conflicts of interest are not resolved, our business and financial results may suffer.
We may encounter delays and technical obstacles in developing new battery products such as different cell formats to meet varied market requirements.
Our customers may require unique battery configurations or custom designs for their products. Once we enter into contracts with customers to produce batteries for their products, we may expect to tailor the design of our batteries specifically to the products that these customers manufacture. This development process requires not only substantial lead time between the commencement of design efforts for customized batteries and the commencement of volume shipments of the battery cells to the customer, but also the cooperation and assistance of the customer in order to determine the requirements for each specific application. Technical problems may arise that affect the acceptance of our battery products by the customers. Our ability to tailor our batteries to meet the needs of our customers is affected by whether we can, amongst other things:
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

Index to Consolidated Financial Statements
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
We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to potential customers. Currently, there is limited historical basis for making judgments on the demand for our batteries and our ability to develop, manufacture, and deliver our battery products. Our customers’ final purchase orders may not be consistent with our estimates. If we overestimate our requirements, our suppliers may deliver excess inventory, which indirectly would increase our costs and may result in unprofitable sales or write-offs. Given that our batteries may be customized to meet our customers’ specifications, they are susceptible to obsolescence due to their limited shelf life. Because we have no history of large-scale production, we may also be unable to forecast accurately the pace of manufacturing or the take-up of our battery products by our customers.
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
We may not be able to establish supply relationships for necessary finished batteries, materials, components or equipment or may be required to pay more than anticipated for components or equipment, which could negatively impact our business.
We rely on third party suppliers, including Berzelius and other manufacturing partners, for batteries and components necessary to develop and manufacture our batteries, including key supplies such as our anode materials, electrolytes, separators, and cathode materials. We face risks relating to the availability of these materials and components, including that we will be subject to demand shortages and supply chain challenges and generally may not have sufficient purchasing power to eliminate the risk of price increases for the raw materials and lines we need. To the extent that we are unable to enter into commercial agreements with any of our suppliers on beneficial terms, or any of our suppliers experience difficulties ramping up their supply of materials to meet our requirements, the production of our batteries will be delayed and we will not be able to meet our production timelines.
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

Index to Consolidated Financial Statements
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
We expect to commit significant resources to scale our battery manufacturing capacity, including partnering with global contract manufacturers, and maintain a competitive position, and these commitments may be made without knowing whether such investments will result in products potential customers will accept. There is no assurance we will successfully identify new customer requirements, develop and bring our batteries to market on a timely basis, or that products and technologies developed by others will not render our batteries obsolete or noncompetitive, any of which would adversely affect our business, financial condition and results of operations.
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

Index to Consolidated Financial Statements
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
Our ability to grow will depend, in part, on our ability to contract with aviation, EV and LEV OEMs to incorporate our batteries in their products, which will require significant time and expense, and may not come to fruition.
Our success, and our ability to increase revenue and operate profitably, depends in part on our ability to contract with aviation, EV and LEV OEMs. This process will require significant time and resources, especially for incorporation into EVs. For example, EV manufacturers frequently require several years of evaluation prior to incorporating new products, like our batteries, into their EVs. This evaluation process includes, among other things, extensive safety and abuse tests, performance tests and cost modeling. We have not begun this process with any EV manufacturers. Thus, our efforts to expand our manufacturing and sales to OEMs may not be successful, and may never result in products that achieve market acceptance, create additional revenue or become profitable, thus adversely impacting our business, financial condition, results of operations and prospects.
Our research and development efforts strive to create products that are on the cutting edge of technology and meeting the evolving requirements of our customers, but competition in our industry is high. To secure acceptance of our battery

Index to Consolidated Financial Statements
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
Historically, we derived a significant portion of our revenue from existing customers that expand their relationships with us. Increasing the size and number of the deployments of our existing customers is an important part of our growth strategy. We may not be effective in executing this or any other aspect of our growth strategy.
For our customers who individually represent 10% or more of our revenue, three customers together accounted for approximately 47% and 67% of our revenue during each of the years ended December 31, 2024 and 2023, respectively. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spend with us or terminated their agreements with us, which has reduced our anticipated future cash receipts or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our battery products, and there can be no assurance that our existing customers will continue to purchase from us.
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
On October 2, 2023, we entered into the At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (collectively, the “Sales Agents”), pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million (the “At Market Financing”), as described in the prospectus supplement dated October 10, 2023 filed with the SEC.
We may need additional capital before we commence production at scale, and it may not be available on acceptable terms, if at all. For example, our capital forecast assumes, among other things, that our development timeline progresses as planned and our corresponding expenditures are consistent with current expectations, both of which are subject to various risks and uncertainties, including those described herein, and, as needed, that we are able to utilize the At Market Financing.
More specifically, while the construction schedule for our GWh-scale manufacturing facility will be determined based on, among other factors, the availability and timing of funding, we expect our capital expenditures and working capital requirements may increase materially, if we construct our automated, high-volume manufacturing lines and scale up production. Additionally, we expect our operating expenses may increase substantially on account of increased headcount and other general and administrative expenses necessary to support a rapidly growing company.
As a result, we expect to need to access the debt and equity capital markets, including through the At Market Financing, to obtain additional financing in the future. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including:
•market conditions;

Index to Consolidated Financial Statements
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
Under the Sales Agreement, we may offer and sell, from time to time, through the Sales Agents, shares of our common stock with an aggregate offering price of not more than $100.0 million. During the year ended December 31, 2024 and from the date of the Sales Agreement through December 31, 2024, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $33.4 million and $33.8 million, respectively.
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

Index to Consolidated Financial Statements
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
We have incurred net losses since our inception. For example, during the years ended December 31, 2024 and 2023, we generated net losses of $44.7 million and $36.8 million, respectively, with revenue of $24.2 million and $9.1 million, respectively. We may continue incurring net losses in the future as we, among other things, endeavor to hire the experienced scientific, quality-control, and manufacturing personnel needed to operate our scaled manufacturing processes; increase our sales and marketing activities; expand our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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
Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations; result in weaknesses in our infrastructure, systems or controls; give rise to operational mistakes, financial losses, loss of productivity or business opportunities; and result in loss of employees and reduced productivity of remaining employees. Our growth may require significant capital expenditures, which may lower our earnings, and may divert

Index to Consolidated Financial Statements
financial resources from other projects such as the development of new products and services. If we are unable to manage our growth effectively, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected and we may be unable to implement our business strategy.
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
Our cash and money market funds could be adversely affected if the financial institutions in which we hold our cash and money market funds fail.
We deposit and maintain our cash and money market funds with third party financial institutions. A failure of these financial institutions to return our cash deposits and money market funds, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could impact our access to our cash or money market funds and could adversely impact our operating liquidity and financial performance.
We are obligated to develop and maintain proper and effective internal control over financial reporting. If we are unable to develop and maintain an effective system of internal controls and procedures required by Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our stock price, business and operating results.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. If we are unable to develop and maintain effective internal control over our financial reporting, or remediate any material weaknesses we identify in the future, we may not be able to accurately report our financial results in a timely manner, or prepare our financial statements within the time periods specified by the forms of the SEC, which may adversely affect our reputation and business and the market price of our common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.
During the years ended December 31, 2023 and 2022, we identified material weaknesses in our internal control over financial reporting pertaining to the inadequate design and maintenance of our internal control over our financial reporting and close activities and inadequate segregation of duties. Although those material weaknesses were remediated and there were no material weaknesses identified as of December 31, 2024, there can be no assurance that we will not experience additional material weaknesses in the future. We continue to assess our internal controls and procedures and intend to take further actions as necessary or appropriate to address any other matters we may identify in the future. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to prevent or avoid potential future material weaknesses in internal control over financial reporting. In addition, it is possible that control deficiencies or significant deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition, lead to a default under future indebtedness, and could have a material adverse effect on our business, financial condition, cash flow or results of operations.

Index to Consolidated Financial Statements
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for annual reports on Form 10-K that we file with the SEC. In such report, we are required to disclose any material weaknesses identified by our management on our internal control over financial reporting. Additionally, we are required to disclose changes made on our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting and concluded that such internal controls and procedures were effective. See the section titled "Controls and Procedures – Management's Report on Internal Control over Financial Reporting" for more information.
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
In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (“NOLs”) to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us. Further, because we and Amprius Holdings were members of a consolidated group for U.S. federal income tax purposes up to September 14, 2022, the closing date of our business combination with Kensington, NOLs and our other tax attributes are available to be utilized by any member of the consolidated group. Accordingly, our existing NOLs and other tax attributes may not be available to offset future income tax liabilities.
With the recent change in presidential administration, there is also a risk that there will be substantial changes in law or regulations. In addition, many of the states are seeking to increase tax revenues. Such changes may include, but are not limited to, changes in the tax rate or possible suspensions on the use of net operating losses, tax credits, and other tax attributes. The Internal Revenue Code now requires taxpayers to capitalize research and development expenditures and to amortize domestic expenditures over five years and foreign expenditures over 15 years. If Congress does not modify or repeal this provision, it may result in the acceleration of future taxable income (and associated income tax liabilities) for us. Any resulting income tax liabilities may reduce our future cash flows.
The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, results of operations and prospects.
We benefit from certain government subsidies and economic incentives from time to time, including tax credits, rebates and other incentives that support the development and adoption of clean energy technology. For example, the Inflation Reduction Act of 2022 introduces or extends a number of tax credits to promote clean energy development. We cannot assure you that we will be able to benefit from such programs or that these subsidies and incentive programs will be available to us at the same or comparable levels in the future, including as a result of changes to the leadership within the United States government administration.
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

Index to Consolidated Financial Statements
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
We have contracts with certain government agencies of the United States (as a prime contractor or subcontractor).
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

Index to Consolidated Financial Statements
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
Government contracts are also generally subject to greater scrutiny, whereby the government can initiate reviews, audits and investigations regarding our compliance with government contract requirements. Current and new regulations or procurement requirements (including, for example regulations regarding counterfeit and corrupt parts, country of origin restrictions, supply chain diligence, mandatory socioeconomic compliance requirements and cybersecurity) or changes to current requirements could limit contracting opportunities and also increase our costs and risk of non-compliance. Failure to comply with government contracting laws, regulations and contract requirements, or adverse findings from a government audit or investigation can lead to criminal, civil or administrative proceedings (including pursuant to the False Claims Act), termination of contracts, forfeiture of profits, suspension of payments, adverse media coverage, fines and suspension or debarment from doing business with U.S. government agencies, all of which may have an adverse effect on our reputation, business, financial condition, results of operations and prospects.
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

Index to Consolidated Financial Statements
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
Significant capital and other resources may be required in efforts to protect against information security breaches, security incidents, and system disruptions, or to alleviate problems caused by actual or suspected information security breaches and other data security incidents and system disruptions. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities and otherwise seeking to obtain unauthorized access to systems or data, and to disrupt systems, are increasingly sophisticated and constantly evolving. In particular, ransomware attacks have become more prevalent in the industrial sector, which could materially and adversely affect our ability to operate and may result in significant expense or reputational harm.
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

Index to Consolidated Financial Statements
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
Patent, copyright, trademark and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States and efforts to protect against the unauthorized use of our intellectual property rights, technology and other proprietary rights may be more expensive and difficult outside of the United States. Further, we have not established our intellectual property rights in all countries in the world, and competitors may copy our designs and technology and operate in countries in which we have not enforced our intellectual property rights. Failure to adequately protect our intellectual property rights could result in our competitors using our intellectual property to offer products, and competitors’ ability to design around our intellectual property would enable competitors to offer similar or better batteries, in each case potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which, would adversely affect our business, financial condition, results of operations and prospects.
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
We have in the past experienced infringement claims from non-practicing organizations (sometimes referred to as “patent trolls”) filing lawsuits for patent infringement. For example, in December 2020, we settled a patent infringement case against us and agreed to make licensing payments in connection with such settlement. We may be subject to additional infringement claims in the future, and even if we believe such claims are without merit, such claims are time-consuming, expensive to litigate or settle and can divert management’s resources and attention. An adverse determination could require that we pay damages, which could be substantial, or that we stop using technologies found to be in violation of a third

Index to Consolidated Financial Statements
party’s rights and could prevent us from selling our batteries. In order to avoid these restrictions, we may have to seek a license for the technology. Any such license may not be available on reasonable terms or at all, could require us to pay significant royalties and may significantly increase our operating expenses or otherwise seriously harm our business or results of operations.
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
Even if our patent applications succeed and we are issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than what the United States provides. In addition, the claims under any patents that issued to us may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar or limit us from licensing, exploiting, or enforcing any patents issued to us. In addition, patents issued to us may be infringed upon or designed around by others and others may obtain patents that they need to license or design around, either of which would increase costs and may adversely affect our business, financial condition, results of operations and prospects.
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

Index to Consolidated Financial Statements
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
We cannot assure that we will be able to comply with all environmental laws and regulations at all times as the environmental legal regime is evolving and becoming more stringent. Therefore, if these or other governments where we do business impose more stringent regulations in the future, we will have to incur additional substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspect or cause any loss to any third parties due to our pollutant emission practices, improper handling of hazardous wastes or other environmental noncompliance, we may suffer from negative publicity and may be required to pay substantial fines, pay damages to such third parties, or suspend or even cease operations, all of which may materially and adversely affect our business, financial condition, results of operations and prospects. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials.
We may be subject to review and enforcement actions under domestic and foreign laws that screen investments and to other national-security-related laws and regulations. In certain jurisdictions, these legal and regulatory requirements may be more stringent than in the United States and may impact battery companies more specifically. As a result of these laws

Index to Consolidated Financial Statements
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
We are subject to the Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and possibly other anti-bribery and anti-corruption laws and anti-money laundering laws in various jurisdictions in which we conduct, or in the future may conduct, activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit us and our officers, directors, employees, business partners, agents, representatives and third party intermediaries from corruptly offering, promising, authorizing or providing, directly or indirectly anything of value to recipients in the public or private sector.
We may leverage third parties to sell our battery products and conduct our business abroad. We, our officers, directors, employees, business partners, agents, representatives and third party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our officers, directors, employees, business partners, agents, representatives and third party intermediaries will not take actions in violation of applicable law, for which we may be ultimately held responsible. As our international activities and sales expand, our risks under these laws may increase.
These laws also require companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls and compliance procedures designed to prevent any such actions. While we have certain policies and procedures to address compliance with such laws,

Index to Consolidated Financial Statements
we cannot assure you that none of our officers, directors, employees, business partners, agents, representatives and third party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
CFIUS could choose to review past or proposed transactions involving us or new or existing foreign investors in us even if a filing with CFIUS is or was not required at the time of the transaction. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS policies and practices are rapidly evolving, and in the event that CFIUS reviews one or more proposed or existing transactions involving us, there can be no assurances that the transaction parties will be able to maintain, or

Index to Consolidated Financial Statements
proceed with, such transactions on terms acceptable to them. For example, CFIUS could seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing our stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things).
Recent and potential tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.
The United States government has and continues to make significant changes in United States trade policy and has taken certain actions that could negatively impact trade, including imposing tariffs on certain goods imported into the United States. More specifically, the United States government has imposed or threatened to impose significant tariffs on certain product categories imported from China and other nations. These countries have taken or have threatened to take retaliatory actions, including imposing additional tariffs on their importation of a wide range of products from the United States, which could lead to adverse impacts to global trade. Such tariffs imposed by the United States, if expanded to other categories, could have a significant impact on our business, particularly the importation of parts of our batteries and certain production equipment that are manufactured in China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of December 31, 2024, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States or other countries could have a material adverse effect on our business, financial condition and results of operations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States, China, or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States, China, or other countries could exacerbate these actions and other governmental intervention.
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
Our battery materials are sourced primarily from China and we rely on contract manufacturing partners from China for our SiCore batteries. Under its current leadership, the government of China has been pursuing economic reform policies, including by encouraging foreign trade and investment. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our partners in China.
China’s regulations affecting the exporting of battery materials and batteries can be unpredictable. China has implemented significant restrictions on the export of graphite, a key material for traditional lithium-ion batteries. We cannot predict if China will expand such exporting restrictions to other battery materials or to any finished products. Although our battery materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to restrict or stop exporting these materials, our ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost, or our contract manufacturers may be unable to export finished batteries that incorporate these materials to us. Constrained supply of battery materials may restrict our ability to manufacture certain of our products

Index to Consolidated Financial Statements
and make it difficult or impossible to compete with other battery companies who are able to obtain sufficient quantities of materials from China or other countries. Additionally, China may restrict or prohibit exports of batteries made in China or that utilize technology from China, including our SiCore batteries. If China were to restrict or stop exporting key materials and/or finished batteries, including our SiCore batteries, we may not be able to fulfill customers’ orders or we may incur losses when trying to meet our obligations, which may result in our customers seeking alternative batteries, and in turn, we could lose customers and face reputational harm or penalties.
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
On November 1, 2024, we were notified by the NYSE that we regained compliance with the Section 802.01C of the NYSE Listed Company Manual (the “Listing Rule”), following notification by the NYSE on September 19, 2024 that we were not in compliance with the Listing Rule, because the average closing stock price of a share of our common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to the Listing Rule, we had six months following the NYSE notification to regain compliance with the Listing Rule, during which time our common stock will continue to be listed on the NYSE.
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

Index to Consolidated Financial Statements
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
•dividing directorships of our board of directors into three classes, each to be elected for a term of three years, so that only one class of directorships is up for election at each annual meeting of the stockholders; and
•specifying that special meetings of our stockholders can be called only by a majority of the board of directors, the chair of the board of directors, or our CEO.
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

Index to Consolidated Financial Statements
As of December 31, 2024, our executive officers and directors as a group beneficially own approximately 12.9% of our outstanding common stock. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.
We incurred and may continue to incur significant expenses and administrative burdens as result of operating as a public company, which could have an adverse effect on our business, financial condition and results of operations.
As a public company, we incurred and may continue to incur significant amounts of legal, accounting, insurance, other administrative expenses and other costs. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges imposed and may impose additional reporting and other obligations on public companies. The development and implementation of any additional work to comply with those or other requirements imposed on public companies may result in an increase in our operating costs. For example, we may expand our employee base to support our operations as a public company, which may increase our operating costs in future periods. In addition, if we encounter any issues in complying with those requirements, such as if we identify a material weakness or significant deficiency on our internal controls over financial reporting, we may incur additional costs to remediate those issues. Moreover, the existence of those issues could adversely affect our reputation or our investors’ perceptions of us. The additional reporting and other obligations imposed by these rules and regulations have and will continue to increase legal and financial compliance costs of related legal, accounting and administrative expenses. These increased costs will require us to use our funds that could otherwise be used for our research and development programs and to achieve our strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.
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
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups (the “JOBS Act”). As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that are held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date

Index to Consolidated Financial Statements
on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2027. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we rely on these exemptions, which may result in a less active trading market for our common stock and its price may be more volatile.
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
Sales of a substantial number of shares of our securities in the public market could occur at any time. For example, we filed a resale registration in September 2022 that covered at initial effectiveness the resale of up to 105,680,194 shares of our common stock (assuming the exercise in full of all of the warrants registered thereunder), as well as the shares underlying the remainder of our public warrants, and we have and we may from time to time take additional actions to register offerings of currently outstanding or newly issued shares of our common stock.
These sales and any future sales of a substantial number of shares of our securities in the public market or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our securities. Despite such a decline in the public trading price, certain securityholders may still experience a positive rate of return on the securities they purchased due to the lower price that they purchased their shares compared to other public investors and be incentivized to sell securities when others are not.
Additionally, we have filed registration statements to register the following:
i. Shares reserved for future issuance, including shares issuable upon vesting of the outstanding restricted stock units, under the Amprius Technologies, Inc. 2022 Equity Incentive Plan, which totaled 17,716,822 shares as of December 31, 2024;
ii. Shares reserved for future issuance under the Amprius Technologies, Inc. 2022 Employee Stock Purchase Plan, which totaled 2,724,333 shares as of December 31, 2024;
iii. Shares issuable upon exercise of the options outstanding under the Amprius Technologies, Inc. 2016 Equity Incentive Plan, which totaled 11,017,298 shares as of December 31, 2024; and
iv. Shares issuable upon exercise of the options outstanding under the Amprius Holdings 2008 Stock Plan and the Amprius Holdings Second Equity Incentive Plan, which totaled 7,003,043 shares as of December 31, 2024.
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

Index to Consolidated Financial Statements
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
As of December 31, 2024, outstanding warrants to purchase an aggregate of 19,045,072 shares of common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of the private warrants and public warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share, though we and, in certain cases, the warrant agent have the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the current trading price for our common stock. To the extent the warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Shares of common stock issuable pursuant to the warrants are not subject to lock-up restrictions. As such, once the warrants are exercised, the holder of such shares issuable upon the exercise of the warrants will be able to resell the shares to the market, subject to other applicable laws. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. Further, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, such warrants may expire worthless.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We recognize the critical importance of maintaining the safety and security of our systems and data and we believe we have a holistic process for assessing, identifying and managing cybersecurity and related risks. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach. Our board of directors is actively involved in oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management. Senior management also devotes significant resources to cybersecurity and risk management processes as well as to adapting to the changing cybersecurity landscape and responding to emerging threats in a timely and effective manner.
Risk Management and Strategy
We devote significant resources and designate high-level personnel, including our Chief Technology Officer (“CTO”), to manage the risk assessment and mitigation process. We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards.

Index to Consolidated Financial Statements
As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, IT, and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings and related documentation.
We engage third parties in connection with our risk assessment processes. These service providers assist us in designing and implementing our cybersecurity policies and procedures, as well as in monitoring and testing our safeguards. We also engage third-party service providers in connection with our business. We require each such third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.
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
Our CTO is responsible for developing and implementing our information security program and reporting on cybersecurity matters to our board of directors. Our CTO has over 20 years of experience in managing IT, software and hardware systems and leading cybersecurity oversight. He works closely with our third-party managed service provider and managed security service provider to oversee cybersecurity risks, advise on employee trainings and respond to new risks and threats when they occur. We view cybersecurity as a shared responsibility by all operations, and we engage third-party vendors to periodically perform simulations and tabletop exercises across our company and incorporate other external resources and advisors as needed. All employees are required to complete online cybersecurity trainings every six months containing topics about cybersecurity risks awareness and how to prevent them, such as phishing, ransomware, malware, and social engineering attacks, among others. In addition, all newly hired employees are required to complete a one-hour online cybersecurity training during their onboarding process.
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
Item 2. Properties
We lease our corporate headquarters and manufacturing facilities, which consisted of the following as of December 31, 2024:
•Approximately 51,000 square feet of leased space located in Fremont, California. This leased property, which we use for our corporate headquarters, research and development, and manufacturing of SiMaxx batteries, expires in June 2027 with an option to extend for an additional 5-year period up to June 2032.
•Approximately 774,000 square feet of leased space located in Brighton, Colorado, which expires in May 2039 with an option to extend for two additional 5-year periods up to May 2049. When we signed the lease agreement in April 2023, we announced a plan to build a GWh-scale manufacturing facility in those premises. As of December 31, 2024, we completed our pre-construction planning for this facility. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics. Changes in demand,

Index to Consolidated Financial Statements
supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision, including whether to proceed with the construction at all.
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
Holders
As of March 13, 2025, there were 127 holders of record of our common stock and 17 holders of record of our public warrants. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
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
Overview
We develop, manufacture and market lithium-ion batteries for mobility applications, including the aviation, electric vehicle (“EV”) and light electric vehicle (“LEV”) industries. We have been in commercial battery production since 2018 and our disruptive silicon anode technology is intended to enable batteries with higher energy density, higher power density and fast charging capabilities over a wide range of operating temperatures. This results in our batteries providing superior performance compared to conventional graphite lithium-ion batteries. Our silicon anodes are a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries, and our manufacturing processes leverage the manufacturing processes for conventional lithium-ion batteries and the related supply chain.
Currently, our batteries are primarily used for existing and emerging aviation applications, including UAS, such as drones and HAPS. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by various customers, including our longtime partners such as AALTO Airbus, AeroVironment, BAE Systems, Kraus Hamdani Aerospace, Teledyne FLIR and the U.S. Army. Our total customer engagements since inception grew to over 260 with shipments to 235 customers during the year ended December 31, 2024. In addition, from our inception through December 31, 2024, we

Index to Consolidated Financial Statements
have shipped over 800,000 units of batteries, which have enabled mission critical applications. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are protected by our portfolio of patents, trade secrets and know-how developed over 15 years of research and development.
We currently offer high performance silicon anode batteries under the following product platforms: (i) SiCore and (ii) SiMaxx.
Our SiCore batteries were developed in collaboration with Berzelius. We began limited shipment of SiCore batteries in 2023, which generated a strong demand from our customers. In order to support such demand, we entered into the Exclusive Supply Agreement with Berzelius in November 2023, which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. In January 2024, we announced the full commercial launch of our SiCore batteries and accelerated engagement with our addressable markets. We entered into manufacturing supply agreements with three global contract manufacturing companies, which provided us an opportunity to rapidly scale production and ship a large volume of SiCore batteries to our customers. As of December 31, 2024, we had access, through our manufacturing supply agreements with our global contract manufacturers, to annual production of up to 800 MWh of SiCore batteries in pouch form and up to 1 GWh of SiCore batteries in cylindrical form.
Our SiMaxx batteries are currently manufactured at our facility in Fremont, California. We believe that the demand for our SiMaxx batteries exceeds our existing kWh-scale manufacturing capacity and, in order to support such demand, we are expanding this facility into a MWh-scale manufacturing facility. The completion of the expansion has been delayed through the first quarter of 2025 due to a delay in our customers’ order commitments. We believe that this facility will be able to manufacture batteries up to 2 MWh capacity annually when our expansion is completed, which is approximately 10 times our existing production capacity.
In April 2023, we entered into a lease agreement to lease approximately 774,000 square feet of premises in Brighton, Colorado and announced a plan to build a GWh-scale manufacturing facility in those premises. As of December 31, 2024, we completed our pre-construction planning for this facility. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision, including whether to proceed with the construction at all.
Sales Agreement
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million, as described in the prospectus supplement, dated October 10, 2023, filed with the SEC.
During the year ended December 31, 2024 and from the date of the Sales Agreement through December 31, 2024, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $33.4 million and $33.8 million, respectively.
Known Trends, Demands, Commitments, Events, or Uncertainties Impacting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Establishing Global Network of Contract Manufacturing Partnerships
As of December 31, 2024, we produce SiCore batteries by leveraging Berzelius’ existing production line and through our manufacturing supply agreements with three global contract manufacturers. In order to meet the increased demand for our SiCore batteries, we plan to expand our global network of contract manufacturing partnerships in the future. Some of the challenges that we may encounter when we enter into a manufacturing supply arrangement include, among others, risk of losing control over the manufacturing process of our SiCore batteries, which could lead to quality control issues, delay in production, increase in production costs, and non-compliance with our established standards. In addition, we may encounter a risk of losing control of some of our intellectual property. While we plan to set up business processes, including adding oversight and quality control procedures, in order to manage our contract manufacturing supply arrangements, there can be no assurance that such processes will be effective. In 2024, we entered into manufacturing supply agreements with three global contract manufacturing companies. As of December 31, 2024, we had access, through our manufacturing supply agreements with our global contract manufacturers, to annual production of up to 800 MWh of

Index to Consolidated Financial Statements
SiCore batteries in pouch form and up to 1 GWh of SiCore batteries in cylindrical form. In addition, if we partner with other contract manufacturers in the future, we plan to select large, experienced and reputable contract manufacturing companies.
Establishing Manufacturing Capacity
Although, as of December 31, 2024, we had access to annual production of up to 800 MWh of SiCore batteries in pouch form and up to 1 GWh of SiCore batteries in cylindrical form through our existing manufacturing supply agreements with our global contract manufacturers, we believe that expanding our existing manufacturing facility would help us meet the growing demand of our customers. In order to meet the increased demand for our batteries, we are expanding our existing manufacturing capacity in Fremont, California. The completion of the expansion has been delayed through the first quarter of 2025 due to a delay in our customers’ order commitments. We believe that this facility will be able to manufacture batteries up to 2 MWh capacity annually when our expansion is completed, which is approximately 10 times our existing production capacity. We have also announced a plan to build a GWh-scale manufacturing facility in our leased premises in Brighton, Colorado. As of December 31, 2024, we completed our pre-construction planning for this facility. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision, including whether to proceed with the construction at all.
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
Highly Competitive Market
Our competition includes both established manufacturers and new entrants that are developing new battery technologies and chemistries to address the growing market for electrified transportation solutions. We believe the manufacturers of these batteries will continue to invest funds, time and effort to improve the capabilities of their batteries with the recent developments of silicon anode batteries as a potential alternative to conventional graphite batteries. Currently, we believe that we are the only known manufacturer using a 100% silicon anode that is free of any inactive additives. In addition, we believe that we are the leading company in the market that has a high-performance battery that can meet the requirements of aviation and LEV applications. We are not currently producing batteries for EVs. The EV battery industry has a limited number of commercially available batteries that meet the minimum performance specifications. This creates a fast-growing and highly competitive industry for many battery manufacturers to claim market share for commercially acceptable batteries. We believe that there is significant room for improvement in the EV industry in driving range and fast charging capabilities that our silicon technology may address. To compete in the EV industry, we expect that we will need to significantly reduce our manufacturing costs, increase form factors and increase production quantity. One or more of our competitors and potential future entrants may be better capitalized to expand production capacities, have greater resources to commercialize and have greater access to customers in either or both the aviation and EV markets. As such, we may be at a competitive disadvantage and be unable to retain or grow our market share.
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

Index to Consolidated Financial Statements
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
In addition, we face risks related to significant changes in the United States’ trade policy, such as the imposition or plan to impose significant tariffs on certain product categories imported from China and other countries. These countries have taken or plan to take retaliatory actions, including imposing additional tariffs on their importation of a wide range of products from the United States, which could potentially lead to adverse impacts on global trade.
The extent and future outcome of these global risks are highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.
Components of Our Results of Operations
Revenue
We generate revenue from the (i) sale of finished battery products and (ii) arrangements for customization design services. The customization design services generally include designing and developing custom batteries by applying our existing technology into a customer’s required specifications and delivery of prototype batteries. We recognize revenue at the point in time when control is transferred to the customers, which is generally (i) upon shipment, in the case of sale of finished battery products, and (ii) upon completion and/or delivery of prototype batteries, in the case of customization design services. We also receive government grants from time to time, which we present as a component of revenue. We recognize and measure government grants at fair value when there is a reasonable assurance that we will comply with the conditions of the grants and we will receive the grants. We recognize government grants on a systematic basis over the periods in which we recognize as expenses the related costs for which the grants are intended to compensate.
Cost of Revenue
Cost of revenue, which includes the cost of finished goods sold and the cost of customization design services, are comprised primarily of purchase costs of SiCore batteries from Berzelius and our global contract manufacturing partners, costs of raw materials, labor costs, and allocation of overhead costs incurred in producing SiMaxx batteries or in performing the customization design services. Labor costs consist of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense. Overhead and other costs consist primarily of outside services, utilities, rent, depreciation expense and other facilities-related costs. Costs related to batteries and design services are recognized in the same period as the associated revenue is recognized. In addition, we include under cost of revenue certain non-capitalizable expenses incurred during the preliminary stage of our plan to construct a GWh-scale manufacturing facility in Brighton, Colorado, such as re-zoning costs and engineering studies. We expect that our cost of revenue will increase for the foreseeable future as we increase the volume of orders for SiCore batteries and scale our business.
Research and Development (“R&D”) Expenses
R&D expenses consist mainly of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense of our R&D personnel, outside contractors, materials, R&D equipment for which there is no

Index to Consolidated Financial Statements
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
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses consist mainly of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense of our executive and administrative employees, as well as fees for professional and advisory services such as legal, accounting and audit. Selling, general and administrative expenses also include corporate insurance expense, including directors’ and officers’ insurance costs, and allocation of overhead costs, which include utilities, rent, depreciation expense and other facilities-related costs. We expect that our selling, general and administrative expenses will increase for the foreseeable future primarily due to costs for compliance-related requirements resulting from being a public company and investment in additional SG&A personnel to support the growth of our business.
Loss on Retirement of Property, Plant and Equipment
Loss on retirement of property, plant during the year ended December 31, 2024 pertained to the retirement of certain equipment that management decided not to use for our operations. In addition, such equipment had no alternative use.
Other Income, Net
Other income, net consists mainly of interest income. Other expense during the year ended December 31, 2023 pertained mainly to a non-recurring loss on write-off of deferred stock issuance costs.
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
Results of Operations
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
The following table summarizes our results of operations during the years ended December 31, 2024 and 2023 (amounts in thousands):

	Year ended December 31,		Change
	2024	2023	$	%
Revenue	$24,167	$9,053	$15,114	167%
Cost of revenue	42,497	23,729	18,768	79%
Gross loss	(18,330)	(14,676)	(3,654)	25%
Gross margin	(76)%	(162)%
Operating expenses:
Research and development	7,344	3,677	3,667	100%
Selling, general and administrative	18,726	20,356	(1,630)	(8)%
Loss on retirement of property, plant and equipment	1,862	—	1,862	—%
Total operating expenses	27,932	24,033	3,899	16%
Loss from operations	(46,262)	(38,709)	(7,553)	20%
Other income, net:
Interest income and other	1,591	2,514	(923)	(37)%
Loss on write-off of deferred stock issuance costs	—	(581)	581	(100)%
Total other income, net	1,591	1,933	(342)	(18)%
Net loss	$(44,671)	$(36,776)	$(7,895)	21%

Index to Consolidated Financial Statements
Cost of revenue and operating expenses reported above include stock-based compensation as follows (amounts in thousands):

	Year ended December 31,		Change
	2024	2023	$	%
Cost of revenue	$871	$865	$6	1%
Research and development expense	936	186	750	403%
Selling, general and administrative expense	5,536	2,829	2,707	96%
Total stock-based compensation	$7,343	$3,880	$3,463	89%
Revenue
Revenue increased by $15.1 million, or 167%, to $24.2 million during the year ended December 31, 2024 from $9.1 million in the prior year. The increase was primarily due to a $17.2 million increase in sales of batteries, including a $14.9 million increase in sales of our SiCore batteries, resulting from an increase in new customers and the overall increase in volume of orders from new and existing customers; and a $0.3 million increase in government grants. The increase in revenue was offset by a $2.4 million decrease in customization design service revenue, which is non-recurring revenue.
Cost of Revenue
Cost of revenue increased by $18.8 million, or 79%, to $42.5 million during the year ended December 31, 2024 from $23.7 million in the prior year. The increase was primarily due to the increase in the volume of purchases for resale of finished SiCore batteries, as well as the increase in costs to produce SiMaxx batteries including increases in personnel-related costs, the cost of materials, and overhead-related costs, primarily shared-facility costs, equipment and utilities.
Research and Development (“R&D”) Expense
R&D expense increased by $3.6 million, or 100%, to $7.3 million during the year ended December 31, 2024 from $3.7 million in the prior year. The increase was primarily due to the increase in R&D headcount, which resulted in the increase in personnel-related costs, including stock-based compensation expense, and increase in overhead-related costs, primarily shared-facility costs, equipment and utility costs.
Selling, General and Administrative (“SG&A”) Expense
SG&A expense decreased by $1.7 million, or 8%, to $18.7 million during the year ended December 31, 2024 from $20.4 million in the prior year. The decrease was primarily due to a $5.3 million decrease in non-recurring professional fees and corporate insurance costs, including a decrease in directors’ and officers’ insurance costs, offset by a $3.6 million increase in personnel-related and other administrative costs, including an increase in stock-based compensation expense, due to the hiring of additional SG&A personnel.
Loss on Retirement of Property, Plant and Equipment
The $1.9 million loss on retirement of property, plant and equipment during the year ended December 31, 2024 pertained to the retirement of certain equipment that management decided not to use for our operations. In addition, such equipment had no alternative use.
Other Income, Net
Other income, net decreased by $0.3 million, or 18%, to $1.6 million during the year ended December 31, 2024 from $1.9 million in the prior year. The net decrease was primarily due to a decrease in interest income, offset by a $0.6 million non-recurring loss on write-off of deferred stock issuance costs in the prior year.
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

Index to Consolidated Financial Statements
During the years ended December 31, 2024 and 2023, we have financed our operations primarily though revenue generated from operations and proceeds from the issuance of shares of our common stock. We expect to rely on our cash and cash equivalents, which was $55.2 million as of December 31, 2024, and revenue that we expect to generate from operations to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Annual Report on Form 10-K are issued.
As described below, we may receive additional cash if we sell shares of our common stock under the At Market Financing and if our stock warrants are exercised for cash.
Under the At Market Financing, we may receive additional cash from the offering and sale of our shares of our common stock with an aggregate offering price of not more than $100.0 million. From the date of the Sales Agreement through December 31, 2024, the cumulative proceeds from the sales of shares of our common stock under the Sales Agreement totaled $33.8 million. As of December 31, 2024, the remaining cash that we could potentially raise under the At Market Financing was approximately $66.2 million. However, future sales, if any, of shares of common stock under the At Market Financing will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may be able to raise funds through the At Market Financing.
We may also receive additional cash from our outstanding stock warrants if those stock warrants are exercised for cash. During the year ended December 31, 2024, we offered the holders of the public and private warrants the opportunity to exercise, for cash, their warrants at a temporarily reduced exercise price of $1.10 per warrant, and we also made a separate tender offer to the holders of private warrants to exchange their warrants, on a cashless basis, for shares of our common stock. The net proceeds from our cash tender offer, which expired on June 11, 2024, totaled $13.6 million. As of December 31, 2024, we had a total of 16,692,572 public warrants, 300,000 private warrants and 2,052,500 PIPE warrants outstanding. The exercise price of our public warrants and private warrants is $11.50 per warrant, and the exercise price of the PIPE warrants is $12.50 per warrant, although we have, and, in certain cases, together with the warrant agent have, the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the trading price of our common stock at that time. We believe that the likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon market conditions.
Our ability to become profitable is dependent upon future events, including obtaining adequate financing to fund our business plan, optimizing our manufacturing capacity, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.
We have incurred net losses to date. We expect our working capital requirements may increase materially in the near future as we scale our business, which could result in additional net losses. During the year ended December 31, 2024, our net loss was $44.7 million. We expect that the additional net losses in the future could be attributed to an increase in our operating expenses as we increase our headcount and incur costs to continue developing new products and other R&D initiatives.
We also expect that our capital expenditure requirements may increase materially as we continue to expand our kWh-scale manufacturing facility in Fremont, California into a MWh-scale manufacturing facility and as we plan to build a GWh-scale manufacturing facility in Brighton, Colorado. The completion of the expansion of our Fremont, California facility had been delayed through the first quarter of 2025 due to the delay in our customers’ order commitments. As of December 31, 2024, we completed our pre-construction planning to build a GWh-scale manufacturing facility on our leased premises in Brighton, Colorado. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision, including whether to proceed with the construction at all.
As of December 31, 2024, our contractual obligations consisted primarily of our noncancellable operating lease agreements for our corporate headquarters and manufacturing facilities in Fremont, California and in Brighton, Colorado. As of December 31, 2024, the total future minimum lease payable, net of tenant improvement allowance, over the remaining weighted-average lease term of 13.5 years was approximately $70.0 million. Approximately $3.5 million of which is payable over the next twelve months. Please refer to Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about our leases.
To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If financing is not available, or if the terms of financing are less desirable than we expect, we may

Index to Consolidated Financial Statements
be forced to take actions to reduce our capital or operating expenditures, including by reducing or delaying our production capacity expansion, which may adversely affect our business, operating results, financial condition and prospects.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Year ended December 31,		Change
	2024	2023	$
Net cash used in operating activities	$(33,352)	$(25,553)	$(7,799)
Net cash used in investing activities	$(3,207)	$(17,550)	$14,343
Net cash provided by financing activities	$47,153	$19,168	$27,985
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
Net cash used in operating activities increased to $33.4 million during the year ended December 31, 2024 from $25.6 million during the year ended December 31, 2023 primarily due to the increase in the volume of purchases for resale of finished SiCore batteries and personnel-related costs as we hired additional employees.
Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities decreased to $3.2 million during the year ended December 31, 2024 from $17.6 million during the year ended December 31, 2023 primarily due the timing of the construction of leasehold improvements in our manufacturing facilities and the timing of purchases of other production equipment in connection with our planned expansion as well as a $4.2 million refund that we received during the fourth fiscal quarter of 2024 pertaining to a cash deposit that we made to a vendor in 2023 related to plans to expand our manufacturing capacity.
Net Cash Provided by Financing Activities
Our primary source of cash provided by financing activities consists of proceeds from issuance of common stock. Our primary cash usage for financing activities consists of payments related to the issuance of common stock.
Net cash provided by financing activities increased to $47.2 million during the year ended December 31, 2024 from $19.2 million during the year ended December 31, 2023. Our primary source of cash from financing activities during the year ended December 31, 2024 consisted primarily of the net proceeds from the issuance of common stock under the Sales Agreement and exercise of our public and private warrants. Our primary source of cash from financing activities in the prior year consisted primarily of the net proceeds from the issuance of common stock in connection with the Common Stock Purchase Agreement with B. Riley Principal Capital II, LLC, which was terminated in October 2023.
Related Party and Other Transactions

Related Party Transactions
On October 23, 2024, our former parent company, Amprius Holdings, voluntarily liquidated and dissolved. As a result of such liquidation and dissolution, Amprius Holdings distributed, on a pro rata basis, an aggregate of approximately 57.2 million shares of our common stock to its stockholders, which include some of our executive officers and directors. In addition, we assumed all of Amprius Holdings’ outstanding options to purchase shares of Amprius Holdings’ Class A common stock, which include outstanding options held by some of our executive officers and directors, in exchange for, among other things, Amprius Holdings contributing to us a total of 5.5 million shares of our common stock that it owned. Those shares that were contributed to us were immediately cancelled and returned to our authorized but unissued share capital. Please refer to Notes 1 and 7 to our consolidated financial statements included elsewhere in this Annual Report on

Index to Consolidated Financial Statements
Form 10-K for additional information about the liquidation and dissolution of Amprius Holdings and the assumption of its outstanding options.
Other Transactions
Our CEO serves as a member of the board of directors of Berzelius and its holding company. As of December 31, 2024 and 2023, our CEO and our company had no direct or indirect controlling interest in Berzelius and its affiliates and, similarly, Berzelius and its affiliates had no direct or indirect controlling interest in our company. We developed our SiCore batteries through our collaboration with Berzelius. In November 2023, we entered into the Exclusive Supply Agreement with Berzelius, which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. We purchased, and may continue to purchase, SiCore batteries and raw materials for our SiMaxx battery production and R&D activities from Berzelius. As of December 31, 2024, we had no purchase commitments with Berzelius.
Our CEO also served as a member of the board of directors of Amprius Wuxi Co., Ltd (“Wuxi”), a former subsidiary of Amprius Holdings, until November 2023. We also purchased, and may continue to purchase, raw materials for our SiMaxx battery production and R&D activities from Wuxi.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company as defined in the JOBS Act and may take advantage of reduced reporting requirements that are otherwise applicable to public companies. Section 107 of the JOBS Act exempts an emerging growth company from being required to comply with new or revised financial accounting standards until private companies are required to comply with those standards. This means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, we have the option to adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and can do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. We have elected to use the extended transition period for complying with new or revised accounting standards unless we otherwise early adopt select standards.
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
Leases
Our lease liabilities and right-of-use (“ROU”) assets are recognized based upon estimates. Our lease liabilities are initially recognized based upon the present value of the fixed lease payments while our ROU assets are initially recognized based upon the amount of the initial lease liabilities and adjustments for certain lease-related transactions. When we estimate the present value of our fixed lease payments, we generally use an incremental borrowing rate (“IBR”) since the implicit rates of our leases are not determinable. The IBR is determined based on an estimation process that includes subjective inputs, such as using a hypothetical credit analysis about the company, leveraging the corporate default and recovery rates published by a credit rating agency, and using risk-free and undiscounted rates of comparable companies. A

Index to Consolidated Financial Statements
change in the IBR, or the assumptions used to estimate the IBR, could have a significant effect on the amounts of the lease liabilities and ROU assets that we initially recorded and the amounts that are currently shown on our consolidated balances sheets included elsewhere in this Annual Form 10-K.
Stock-Based Compensation
Stock option grants are measured at fair value on the date of grant and recognized as stock-based compensation expense over the vesting period. The grant date fair value of our stock option grants is estimated using the Black-Scholes option-pricing model, which requires inputs that are based on subjective assumptions, such as the following:
•Expected term. Since we do not have a sufficient historical experience for determining the expected term, we derive the expected term based on the simplified method for awards that qualify as plain-vanilla options.
•Expected volatility. Since there is no sufficient trading history on the underlying common stock, we estimate volatility by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term.
•Risk-free interest rate. This is estimated based on a term equivalent to the estimated expected term of the option.
•Expected dividend. We use an expected dividend yield of zero because there had been no dividend payments in the past and there is no plan to pay dividends in the future associated with the underlying common stock.
•Fair value of the underlying common stock. For stock option grants made by Amprius Holdings to our employees or board members, the fair value of its common stock, which had no public market, is determined by its board of directors by considering a number of factors, including a valuation performed by an independent third party, which requires various assumptions.

Since the inputs used in the Black-Scholes option-pricing model described above are based on estimates, a change in any of those inputs could have a significant effect on the amount of stock-based compensation expense that we have already recognized and the remaining amount that we still have to recognize.
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
Fremont, California

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Amprius Technologies, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
March 20, 2025

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$55,155	$45,761
Accounts receivable, net	5,580	1,265
Inventories	6,574	730
Deferred costs	—	779
Prepaid expenses and other current assets	1,454	1,987
Total current assets	68,763	50,522
Non-current assets:
Property, plant and equipment, net	17,481	21,760
Operating lease right-of-use assets, net	33,512	35,149
Other assets	1,369	305
Total assets	$121,125	$107,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,424	$3,341
Accrued and other current liabilities	4,832	5,594
Deferred revenue	1,638	3,434
Operating lease liabilities	3,316	1,088
Total current liabilities	17,210	13,457
Non-current liabilities:
Operating lease liabilities	34,443	34,479
Total liabilities	51,653	47,936
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 116,934,314 and 88,869,463 shares issued and outstanding at December 31, 2024 and 2023, respectively	12	9
Additional paid-in capital	243,794	189,454
Accumulated deficit	(174,334)	(129,663)
Total stockholders’ equity	69,472	59,800
Total liabilities and stockholders’ equity	$121,125	$107,736
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In thousands, except share and per share data)	2024	2023
Revenue	$24,167	$9,053
Cost of revenue	42,497	23,729
Gross loss	(18,330)	(14,676)
Operating expenses:
Research and development	7,344	3,677
Selling, general and administrative	18,726	20,356
Loss on retirement of property, plant and equipment	1,862	—
Total operating expenses	27,932	24,033
Loss from operations	(46,262)	(38,709)
Other income, net:
Interest income and other	1,591	2,514
Loss on write-off of deferred stock issuance costs	—	(581)
Total other income, net	1,591	1,933
Net loss	$(44,671)	$(36,776)
Weighted-average common shares outstanding:
Basic and diluted	101,872,347	86,196,391
Net loss per share of common stock:
Basic and diluted	$(0.45)	$(0.43)
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of January 1, 2023	84,610,114	$8	$165,912	$(92,887)	$73,033
Issuance of common stock in connection with the Stock Purchase Agreement, net of issuance cost	2,952,763	1	18,981	—	18,982
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	89,383	—	370	—	370
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,217,103	—	310	—	310
Exercise of stock warrants	100	—	1	—	1
Stock-based compensation	—	—	3,880	—	3,880
Net loss	—	—	—	(36,776)	(36,776)
Balance, December 31, 2023	88,869,463	9	189,454	(129,663)	59,800
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	14,701,388	2	33,261	—	33,263
Issuance of common stock upon exercise of stock warrants, net of issuance cost	13,075,664	2	13,626	—	13,628
Issuance of common stock upon exchange of stock warrants for shares of common stock	3,073,200	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,714,599	—	109	—	109
Cancellation and retirement of common stock	(5,500,000)	(1)	1	—	—
Stock-based compensation	—	—	7,343	—	7,343
Net loss	—	—	—	(44,671)	(44,671)
Balance as of December 31, 2024	116,934,314	$12	$243,794	$(174,334)	$69,472
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(44,671)	$(36,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,343	3,880
Depreciation and amortization	3,808	1,806
Amortization of deferred costs	1,246	3,057
Non-cash operating lease expense	5,143	1,148
Loss on retirement of property, plant and equipment	1,862	—
Loss on write-off of deferred stock issuance costs	—	581
Changes in operating assets and liabilities:
Accounts receivable	(4,315)	(579)
Inventories	(5,844)	(230)
Deferred costs	(467)	(1,572)
Prepaid expenses and other current assets	533	407
Other assets	(17)	(9)
Accounts payable	5,884	616
Accrued and other current liabilities	(747)	3,065
Deferred revenue	(1,796)	54
Operating lease liabilities	(1,314)	(1,001)
Net cash used in operating activities	(33,352)	(25,553)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,207)	(17,550)
Net cash used in investing activities	(3,207)	(17,550)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the At Market Issuance Sales Agreement	33,416	371
Proceeds from issuance of common stock upon exercise of stock warrants	14,384	1
Proceeds from issuance of common stock in connection with the Stock Purchase Agreement	—	19,087
Payment of equity financing costs	(756)	(601)
Proceeds from exercise of stock options	109	310
Net cash provided by financing activities	47,153	19,168
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	10,594	(23,935)
Cash, cash equivalents and restricted cash equivalents, beginning of year	45,817	69,752
Cash, cash equivalents and restricted cash equivalents, end of year	$56,411	$45,817
Reconciliation of cash, cash equivalents and restricted cash equivalents shown on the consolidated balance sheets:
Cash and cash equivalents	$55,155	$45,761
Restricted cash equivalents included in other assets	1,256	56
Total cash, cash equivalents and restricted cash equivalents	$56,411	$45,817
Supplemental non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$48	$1,864
Increase in fair value of modified stock warrants	$727	$—
Cancellation and retirement of common stock	$1	$—
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Overview
Company Background and Nature of Operations
Amprius Technologies, Inc. (hereafter referred to as the “Company,” “we,” “us,” or “our”) develops, manufactures and markets lithium-ion batteries for mobility applications, including the aviation, electric vehicle (“EV”) and light electric vehicle (“LEV”) industries. We have been in commercial battery production since 2018 and our disruptive silicon anode technology is intended to enable batteries with higher energy density, higher power density and fast charging capabilities over a wide range of operating temperatures. We are incorporated in the State of Delaware. Our corporate headquarters is located in Fremont, California.
On October 23, 2024, our former majority stockholder and parent company, Amprius Inc. (“Amprius Holdings”), which owned an aggregate of 65.2 million shares, or 58.6%, of our common stock at that time, voluntarily liquidated and dissolved. As a result of such liquidation and dissolution, Amprius Holdings distributed, on a pro rata basis, an aggregate of approximately 57.2 million shares of our common stock to its stockholders, which include some of our executive officers and directors, and we assumed all of Amprius Holdings’ outstanding options to purchase shares of Amprius Holdings’ Class A common stock in exchange for, among other things, Amprius Holdings contributing to us a total of 5.5 million shares of our common stock that it owned, which were immediately cancelled and returned to our authorized but unissued share capital.
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of $55.2 million. We believe that our cash and cash equivalents will be sufficient to fund our obligations over twelve months from the date these consolidated financial statements are issued. In addition, we may receive additional funds from the issuance and sale of our shares of our common stock under the At Market Issuance Sales Agreement (the “Sales Agreement”), which we entered into with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (the “Sales Agents”) on October 2, 2023. Under the Sales Agreement, we may offer and sell, from time to time, shares of our common stock for an aggregate offering price of not more than $100.0 million. During the year ended December 31, 2024 and from the date of the Sales Agreement through December 31, 2024, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $33.4 million and $33.8 million, respectively. We may also receive additional funds if our stock warrants are exercised for cash. During the year ended December 31, 2024, we received a total of $13.6 million, after deducting stock issuance costs, from the cash exercise of our stock warrants at a temporarily reduced exercise price of $1.10 per warrant.
Since our inception, we have incurred recurring losses and negative cash flows from operations. During the year ended December 31, 2024, we incurred a net loss of $44.7 million and at December 31, 2024, our accumulated deficit was $174.3 million. We expect to incur additional losses in the future as we scale our business and increase our operating expenditures, such as increasing our headcount. We may need to raise additional funds in order to meet our future operating and capital expenditure requirements, and we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If sufficient funding is not raised, we may need to reduce our spending activities, which may negatively affect our ability to achieve our operating goals. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution.
Other Risk and Uncertainties
We face risks related to political change, terrorist activity, and armed conflict such as the military conflicts between Russia and Ukraine and in the Middle East. These military conflicts have led to volatility in the global economy, and may contribute to inflation, volatility in the credit and capital markets, and interruption in the global supply chain. In addition, we face risks related to significant changes in the United States’ trade policy, such as the imposition or plan to impose significant tariffs on certain product categories imported from China and other countries. These countries have taken or may plan to take retaliatory actions, including imposing additional tariffs on their importation of a wide range of products from the United States, which could potentially lead to adverse impacts on global trade.

Index to Consolidated Financial Statements
Although these global risks did not have an adverse impact on us as of December 31, 2024, the extent and future outcome of such risks are highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.
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
Emerging Growth Company
We are an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Furthermore, the JOBS Act exempts an emerging growth company from being required to comply with new or revised accounting standards until private companies are required to comply with such standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected to not opt out of such extended transition period. This means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt such new or revised standard unless we are no longer deemed an emerging growth company. As a result, the accompanying consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of the public company effective dates.
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
Our significant accounting estimates include useful lives of property, plant and equipment; valuation of deferred taxes; lower of cost or net realizable value adjustments of inventory; incremental borrowing rate used in calculating lease obligations and right-of-use assets; and certain inputs used to measure the fair value of stock option grants using the Black-Scholes option-pricing model.
Revenue Recognition
We generate revenue from the (i) sale of finished battery products and (ii) arrangements for customization design services. The customization design services generally include designing and developing custom batteries by applying our existing technology into a customer’s required specifications and delivery of the customized batteries. Since the technology that we apply to the customized batteries is the same as the technology that we apply to our other product offerings, such customized batteries could be repurposed as part of our product offerings.
We recognize revenue when all of the core principles of revenue recognition are met pursuant to Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Generally, we enter into a contract with our customers whereby we identify our performance obligations, determine the considerations that we expect to receive from our customers, and allocate such considerations to the identified performance obligations. We recognize revenue at a point in time when we transfer control of the finished battery products and the deliverables from the customization design services to our customers, which is generally upon shipment and completion of the services, respectively.

Index to Consolidated Financial Statements
From time to time, we have “bill-and-hold” arrangements with certain customers whereby they request us to ship the finished battery products to our own locations and hold them temporarily until they are picked up. Pursuant to the terms of the “bill-and-hold” arrangements, we recognize revenue when the finished battery products are shipped to our own locations, which is the point in time when we transfer the control of the finished battery products to the customers.
Grant Revenue
Contracts with government agencies are treated as government grants if they do not meet the criteria for recognizing them as research and development contracts with a federal government pursuant to Topic 912-730, Contractors–Federal Government–Research and Development or as contracts with customers pursuant to Topic 606, Revenue from Contracts with Customers.
In the absence of explicit US GAAP, we recognize and measure government grants by following, as an analogy, the recognition and measurement guidance of International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). Under IAS 20, we recognize and measure government grants at fair value when there is a reasonable assurance that we will comply with the conditions of the grants and we will receive the grants. We recognize government grants on a systematic basis over the periods in which we recognize as expenses the related costs for which the grants are intended to compensate and show them as a component of revenue in the accompanying consolidated statements of operations.
Cost of Revenue
Cost of revenue, which includes the cost of finished goods sold and the cost of customization design services, are comprised primarily of purchase costs of silicon anode batteries from Berzelius (Nanjing) Co., Ltd. (“Berzelius”), a former subsidiary of Amprius Holdings, and our global contract manufacturing partners, costs of raw materials, labor costs and the allocation of overhead costs incurred in producing batteries or performing the customization design services. Labor costs consist of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense. Overhead and other costs consist primarily of outside services, utilities, rent, depreciation expense and other facilities-related costs. Costs related to batteries and design services are recognized in the same period as the associated revenue is recognized. In addition, we include under cost of revenue certain non-capitalizable expenses incurred during the preliminary stage of our plan to construct a GWh-scale manufacturing facility in Brighton, Colorado, such as re-zoning costs and engineering studies.
Research and Development (“R&D”) Costs
R&D costs are expensed as incurred. These costs consist mainly of personnel-related costs such as salaries, employee benefits and stock-based compensation expense of our R&D personnel, outside contractors, materials, R&D equipment for which there is no alternative future use, and allocation of overhead costs, which include utilities, rent, depreciation expense and other facilities-related costs. R&D activities relate to the conceptual formulation and design of preproduction experimental prototypes and models.
Stock-Based Compensation
We measure stock-based compensation for stock options and restricted stock units (“RSUs”) at fair value on the date of grant. The fair value of stock option grants is measured using the Black-Scholes option-pricing model while the fair value of RSU grants is measured based on the market closing price of our common stock. We recognize stock-based compensation expense on a straight-line basis over the vesting period of the grants. Most of our stock-based compensation grants generally vest over a period of four years, subject to the continued employment or services of the grantee. We have elected to account for forfeitures as they occur.
The Black-Scholes option-pricing model requires the following inputs that are based on subjective assumptions:
•Expected term – This is the period that the stock options are expected to be outstanding. We estimate the expected term using the simplified method for stock option grants that qualify as plain-vanilla options because we have no sufficient historical experience for determining the expected term.
•Expected volatility – Since there is no sufficient trading history on the underlying common stock, we estimate volatility by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term.

Index to Consolidated Financial Statements
•Risk-free interest rate – We determine the risk-free interest rate based on the implied yield available on the U.S. Treasury zero coupon issues with a remaining term equivalent to the expected term of the stock options.
•Expected dividend – We use an expected dividend yield of zero because there had been no dividend payments in the past and there is no plan to pay dividends in the future associated with the underlying common stock.
The Black-Scholes option-pricing model also requires input on the fair value of the underlying common stock. For stock option grants made by Amprius Holdings to our employees and a board member during the year ended December 31, 2024, the fair value of its common stock, which had no public market, was determined by its board of directors at the time of grant by considering a number of objective and subjective factors, including a valuation performed by an independent third party. The third-party valuation was performed in accordance with the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, which identifies various available methods for allocating the enterprise value across classes of capital stock in determining the fair value of the underlying common stock at the valuation date.
Advertising Costs
Advertising costs, which were de minimis during the years ended December 31, 2024 and 2023, are expensed as incurred.
Foreign Currency
Foreign currency gains or losses were de minimis during the years ended December 31, 2024 and 2023 and resulted from the effect of exchange rate changes on transactions and remeasurement of monetary assets and liabilities denominated in foreign currencies. Such gains or losses are recognized as other income (expense), net within the accompanying consolidated statements of operations.
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
Net Loss Per Share
Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding and potentially dilutive securities during the period. Potentially dilutive securities include shares issuable upon the exercise of stock options, vesting of RSUs and exercise of common stock warrants; however, these have been excluded from the diluted net loss per share calculation because the effect was anti-dilutive due to our net loss. Therefore, the basic and diluted net loss per share of common stock for all periods presented were the same.

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
We had money market funds totaling $23.5 million and $36.7 million as of December 31, 2024 and 2023, respectively, which were measured at Level 1 fair value based on the active market price of the instruments and included in cash and cash equivalents and in other assets in the accompanying consolidated balance sheets.
We did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of December 31, 2024 and 2023.
We also had no transfers of financial instruments between Level 1, Level 2 and Level 3 during the years ended December 31, 2024 and 2023.
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist of cash, cash equivalents, restricted cash equivalents and accounts receivable.
We maintain our cash, cash equivalents and restricted cash equivalents with major financial institutions that may at times exceed federally insured limits. We have not experienced losses on our financial assets held in these financial institutions. Management believes that these financial institutions are financially sound with minimal credit risk.
Many of our customers are in the aviation industry though our batteries have applications across all segments of electric mobility. As of December 31, 2024 and 2023, we had two and three major customers that in the aggregate represented 50% and 80%, respectively, of our total accounts receivable. An adverse impact on the aviation industry may affect our relationship with our customers, which could affect our future financial condition, results of operations and cash flows.
Supply Risk
We are dependent on Berzelius and our third party contract manufacturing partners to manufacture one of our primary battery platforms. The inability of these suppliers to provide manufacturing services or deliver batteries on time may cause a delay in fulfilling our customers’ orders, which could adversely impact our business, financial condition and results of operations.
Cash, Cash Equivalents and Restricted Cash Equivalents
Cash consists of bank and demand deposits. Cash equivalents and restricted cash equivalents consist of money market funds with original maturity of less than 90 days from the date of purchase. Restricted cash equivalents pertain to the amount of cash deposits required by our lessors to satisfy letter of credit requirements under our lease agreements.

Index to Consolidated Financial Statements
Restricted cash equivalents, which are included in other assets in the accompanying consolidated balance sheets, were $1.3 million and $56.0 thousand as of December 31, 2024 and 2023, respectively.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, less any estimated allowance for credit losses. An allowance for credit losses is recognized based on our evaluation of relevant information, such as the age of the receivable, collection experience and certain credit risk factors affecting our customers. A receivable deemed to be uncollectible is written off against a previously established allowance and recoveries are recognized when the cash is received. We do not accrue interest on past due balances and require no collateral. We have not experienced any significant losses from accounts receivable. Our allowance for expected credit losses on our accounts receivable was de minimis as of December 31, 2024 and none as of December 31, 2023.
Inventories
Inventories, which consist of raw materials, work-in-process and finished goods, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Net realizable value is determined based upon the estimated selling price of the inventory in the ordinary course of business, less reasonably predictable costs of completion or disposal and transportation. The cost of raw materials, work-in-process and finished goods manufactured at our Fremont, California facility generally exceeds their respective realizable value. When an inventory is adjusted to its net realizable value, a new cost basis is established and such cost is not adjusted for any potential recovery or increase in cost. Obsolete inventories are written off to cost of goods sold.
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
Expenditures for repairs and maintenance are expensed as incurred. Upon disposition or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain (loss) is included within operating expenses in the accompanying consolidated statements of operations.
Impairment of Long-Lived Assets
We review the valuation of long-lived assets, which consisted mainly of property, plant and equipment, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets or asset groups is calculated based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using the estimated cash flows discounted at a rate commensurate with the risk involved. Based on management’s assessment, there were no impairment losses recorded during the years ended December 31, 2024 and 2023.
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

Index to Consolidated Financial Statements
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
Product Warranty Liability
We provide a guarantee that our sale of battery products to customers will meet published or agreed upon specifications. We replace battery products that do not meet the specification requirements at no additional cost to our customers during our standard or agreed-upon performance warranty period. Based on our historical experience and our assessment, we have not recorded a product warranty liability as of December 31, 2024 and 2023.
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
When assessing whether our stock warrants are indexed to our own stock, we evaluated the stock warrants’ exercise contingencies and adjustment features. The stock warrants’ exercise contingencies, which are not based on observable market or index, include a restriction to exercise a portion of the stock warrants if the holder exceeds specified beneficial ownership limitations and the holder being required to exercise the stock warrants in the event of a reorganization or a warrant redemption. Since the exercise contingencies are not based on observable market or index, the stock warrants were not precluded from being considered indexed to our own stock. In addition, the stock warrants’ adjustment features, such as a change in exercise price in the event of a stock split or stock dividend and a downward adjustment on the exercise price at our discretion, did not preclude the stock warrants from being considered indexed to our own stock.
We also evaluated other provisions in the warrant agreement, such as the share-settlement provision and the replacement of the instrument in the event of a reorganization, and determined that those provisions do not preclude the stock warrants from being classified as equity.

Index to Consolidated Financial Statements
Segment Reporting and Geographic Data
We have a single operating and reportable segment; that is, the battery segment. Our battery segment derives revenue from the sale of finished battery products and customization services of our batteries. Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”).
Our CODM assesses performance of our battery segment and decides how to allocate resources based on the battery segment’s profit, if any, or loss. Our measure of segment profit or loss is the consolidated net income or net loss, which is also reported as such in the accompanying consolidated statements of operations. Our CODM measures segment profit or loss by comparing the actual consolidated net income or net loss to expectations. Since we only have a single operating and reportable segment, our CODM is provided segment expense information that is based on the expense categories shown in the accompanying consolidated statements of operations. Depreciation and amortization expenses, which are disclosed in Note 4 below, are included within cost of revenue, research and development expenses, and selling, general and administrative expenses in the accompanying consolidated statements of operations. Other segment items within the segment profit or loss include primarily of interest income as shown within other income, net in the accompanying consolidated statements of operations.
Our CODM does not measure segment assets for the purposes of allocating resources to, and assessing the performance of, our battery segment.
The following table shows our revenue by geographic area based on the delivery location of our battery products and services (in thousands):

	Year ended December 31,
	2024	2023
United States	$8,216	$6,219
Rest of the world	15,951	2,834
Total revenue	$24,167	$9,053
All of our property, plant and equipment are geographically located in the United States.
During each of the years ended December 31, 2024 and 2023, we generated revenue from three major customers who individually represented more than 10% of our revenue. Revenue from each of the three major customers during the year ended December 31, 2024 was (i) $5.4 million, (ii) $2.8 million, and (iii) $2.8 million, respectively. Revenue from each of the three major customers during the year ended December 31, 2023 was (i) $3.3 million, (ii) $1.5 million, and (iii) $1.1 million, respectively.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires entities to disclose, in the notes to the financial statements: (i) amounts of (a) purchases of inventory, (b) employee compensation and (c) depreciation; (ii) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements; (iii) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (iv) the total amount of selling expenses and, in annual reporting periods, a definition of selling expenses. This ASU, which is effective starting with our annual reporting for the year ending December 31, 2027 and interim reporting periods beginning January 1, 2028, is required to be adopted either: (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to any or all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating this ASU. We believe that the impact of the additional required disclosures will enhance our current financial statement disclosure.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to disclose, among others: (i) specific categories in the rate reconciliation table (ii) additional information for reconciling items that meet a quantitative threshold and (iii) the amount of income taxes paid on a disaggregated level. This ASU is required to be adopted on a prospective basis. As an emerging growth company, this ASU is effective starting with our annual reporting for the year ending December 31, 2026. Early adoption is permitted. We are currently evaluating this ASU. We believe that the impact of the additional required disclosures will enhance our current financial statement disclosure.

Index to Consolidated Financial Statements
Note 3. Revenue
Disaggregation of Revenue
We disaggregate our revenue from customers by the type of arrangement, primarily from the sale of battery products and from providing customization design services, as this depicts how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The table below shows the composition of revenue from customers, as disaggregated by type of arrangement in accordance with Topic 606, and other revenue from government grants, which were accounted for following IAS 20 (in thousands).

	Year ended December 31,
	2024	2023
Revenue from customers:
Sale of battery products	$22,067	$4,900
Customization design services	1,500	3,891
Total revenue from customers	23,567	8,791
Other revenue – government grants	600	262
Total revenue	$24,167	$9,053
Revenue from sale of battery products includes bill-and-hold arrangements with certain customers, which totaled $4.9 million and $1.1 million during the years ended December 31, 2024 and 2023, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in accounts receivable, contract assets recorded as unbilled receivables, and contract liabilities recorded as deferred revenue.
Accounts receivable represents our right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. Accounts receivable was $5.6 million, $1.3 million and $0.7 million as of December 31, 2024, December 31, 2023 and January 1, 2023, respectively.
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. We had no contract assets as of December 31, 2024 and 2023.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of recognizing those payments as revenue. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. Deferred revenue was $1.6 million, $3.4 million and $3.4 million as of December 31, 2024, December 31, 2023, and January 1, 2023, respectively. Deferred revenue as of December 31, 2024 decreased compared to prior years primarily due to the recognition of a non-recurring customization design service that was completed in the current fiscal year. During the years ended December 31, 2024 and 2023, revenue recognized from the prior year deferred revenue balance was $2.2 million and $2.7 million, respectively.
Remaining Performance Obligations
We have performance obligations associated with commitments in customer contracts for future delivery of battery products that have not yet been recognized as revenue. As of December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, including deferred revenue, was approximately $15.9 million. Given the applicable contract terms, we expect all of our remaining performance obligations to be recognized as revenue within one year. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
Deferred Costs
Deferred costs, which consisted primarily of capitalized payroll-related costs to fulfill obligations under our customer contracts, were fully amortized as of December 31, 2024. The total deferred costs as of December 31, 2023 were $0.8

Index to Consolidated Financial Statements
million. The amortization of deferred costs, which is included in cost of revenue in the accompanying consolidated statements of operations, was $1.2 million and $3.1 million during the years ended December 31, 2024 and 2023, respectively.
The Company evaluates deferred costs for impairment and recognizes any impairment loss in cost of revenues in the current period. During the years ended December 31, 2024 and 2023, cost of revenues includes costs incurred on certain customization design service contracts that were in excess of the recoverable amount.
Other Revenue – Government Grant
Grant revenue during the years ended December 31, 2024 and 2023 pertained to the funds received from government agencies to support some of our R&D efforts.
Note 4. Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$146	$172
Work in process	117	113
Finished goods	6,311	445
Inventories	$6,574	$730
Note 5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Production equipment	$7,474	$6,253
Lab equipment	1,921	2,502
Leasehold improvements	11,555	11,152
Furniture, fixtures and other equipment	300	376
Construction in progress	8,219	10,527
Property, plant and equipment, at cost	29,469	30,810
Less: accumulated depreciation and amortization	(11,988)	(9,050)
Property, plant and equipment, net	$17,481	$21,760
Construction in progress consisted primarily of production and other equipment that have not been placed in service as of December 31, 2024 and 2023.
Depreciation and amortization expense was $3.8 million and $1.8 million during the years ended December 31, 2024 and 2023, respectively.
Due to a change in our plan regarding certain production equipment for our manufacturing facility in Fremont, California, we retired such equipment because it had no alternative use, and we recognized a loss of $1.9 million during the year ended December 31, 2024. There were no retirements of assets during the year ended December 31, 2023.

Index to Consolidated Financial Statements
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation and benefits	$3,428	$3,070
Accrued professional fees	418	1,703
Accrued purchases of finished goods for resale	783	447
Other	203	374
Total accrued and other current liabilities	$4,832	$5,594
Note 7. Stockholders’ Equity
Common Stock and Preferred Stock
As of December 31, 2024, we had a total of 1,000,000,000 shares of stock authorized to be issued, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. We have not declared any dividends as of and through December 31, 2024.
Equity Incentive Plans
As of December 31, 2024, our Equity Incentive Plans consisted of the following: (i) the 2022 Equity Incentive Plan (the “2022 Plan”), (ii) the 2016 Equity Incentive Plan (the “2016 Plan”) and (iii) Amprius Holdings’ the 2008 Stock Plan and the Second Equity Incentive Plan (the “Amprius Holdings Plans”), which we assumed from Amprius Holdings on October 23, 2024, collectively referred herein as “Equity Incentive Plans.”
2022 Plan. The 2022 Plan was adopted effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, or performance awards and may be granted to directors, employees or consultants. As of December 31, 2024, the total number of shares reserved for issuance, including shares issuable upon vesting of outstanding RSUs, under the 2022 Plan was 17,716,822. Such number of shares also include the annual increase in shares reserved pursuant to the evergreen provisions contained in the 2022 Plan and the number of shares from equity awards under the 2016 Plan that were cancelled, expired or otherwise terminated without having been exercised in full, were tendered to or withheld for payment of an exercise price or for tax withholding obligations, or were forfeited to or repurchased due to failure to vest. The number of shares available for issuance under the 2022 Plan may be increased annually at the beginning of the fiscal year, subject to certain limitations.
2016 Plan. The 2016 Plan was terminated concurrently with the adoption of the 2022 Plan. However, the 2016 Plan continues to govern the terms and conditions of the outstanding awards previously granted under the 2016 Plan.
Amprius Holdings Plans. Upon approval by our board of directors, we assumed the Amprius Holdings Plans on October 23, 2024 when Amprius Holdings voluntarily liquidated and dissolved. Upon assumption of Amprius Holdings’ outstanding stock options, those options became exercisable with shares of our common stock. The Amprius Holdings 2008 Stock Plan was already expired when we assumed it while the Amprius Holdings Second Equity Incentive Plan was immediately terminated when we assumed it. The Amprius Holdings Plans continue to govern the terms and conditions of the outstanding awards previously granted under the Amprius Holdings Plans. Prior to the assumption of stock options under the Amprius Holdings Plans, Amprius Holdings had stock option awards granted to some of our employees or consultants. We recorded the stock-based compensation costs associated with those stock option awards.
As of December 31, 2024, all grants made under our Equity Incentive Plans had been stock options or RSUs.

Stock Options
Stock options granted under our Equity Incentive Plans provided an exercise price of not less than 100% of the fair value at the grant date, unless the optionee is a 10% stockholder, in which case the option price would not be less than 110% of such fair market value. Options granted generally have a maximum term of ten years from the grant date or 90 days from the termination of the optionee and are exercisable upon vesting unless otherwise designated for early exercise

Index to Consolidated Financial Statements
by the board of directors at the time of grant. Most of our stock option grants generally vest over a period of four years, subject to the continued employment or services of the optionee.
A summary of option activity under our Equity Incentive Plans as of December 31, 2024, and changes during the year ended December 31, 2024, is as follows:

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2024	12,812,942	$1.43	6.3	$49,466
Assumed stock option grants (1)	7,043,587	$2.10	—	—
Granted	—	$—	—	—
Exercised	(1,742,299)	$0.06	—	—
Expired / forfeited	(66,121)	$2.23	—	—
Outstanding at December 31, 2024	18,048,109	$1.82	6.1	$19,839
Vested and exercisable at December 31, 2024	15,975,885	$1.75	6.0	$19,007
Vested and expected to vest at December 31, 2024	18,048,109	$1.82	6.1	$19,839
(1) The assumed stock option grants pertain to the outstanding stock option under the Amprius Holdings Plans, which we assumed when Amprius Holdings liquidated and dissolved on October 23, 2024. The number of option shares assumed and the associated exercise prices were adjusted. Those adjustments did not result in an increase in the fair value of the assumed stock options. Out of the total stock options assumed, as adjusted, a total of 7,029,124 shares were already vested and a total of 14,463 shares were unvested at the date of the assumption.
There were no stock option grants under the 2022 Plan during the years ended December 31, 2024 and 2023. On the other hand, there were fully vested stock option grants in September 2024 under the Amprius Holdings Second Equity Incentive Plan that included grants made to some of our employees and a board member. Those fully vested stock option grants are included within the assumed stock option grants in the table above. The fair value of the fully vested stock option grants to those employees and board member, which we recognized as stock-based compensation cost, was $0.34 per share and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 5 years, (ii) expected volatility of 75.0%, (iii) risk-free interest rate of 3.6%, and (iv) expected dividend yield of 0%. Amprius Holdings did not grant stock options to our employees during the year ended December 31, 2023.
The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $4.2 million and $5.1 million, respectively. The intrinsic value was calculated as the difference between the market price of our common stock and the exercise price of the in-the-money stock options at exercise.
The fair value of stock options that vested during the year ended December 31, 2024, including those fully vested stock option grants made by Amprius Holdings to some of our employees and a board member, was $3.3 million. The fair value of stock options that vested during the year ended December 31, 2023 was $2.7 million.
As of December 31, 2024, the total unamortized stock-based compensation expense related to the unvested stock options was approximately $2.9 million, which we expect to amortize over a weighted-average period of 1.4 years.
RSUs
Most of our RSU grants generally vest over a period of four years, subject to the continued employment or services of the grantee.

Index to Consolidated Financial Statements
A summary of RSU activity under our Equity Incentive Plans as of December 31, 2024, and changes during the year ended December 31, 2024, is as follows:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2024	545,141	$7.91
Granted	5,025,472	$2.39
Vested	(972,300)	$4.04
Forfeited	(287,042)	$2.10
Outstanding at December 31, 2024	4,311,271	$2.74
The fair value of RSUs is determined based upon the market closing price of our common stock on the date of grant. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2024 and 2023 was $2.39 per share and $7.06 per share, respectively. The fair value of RSUs that vested during the years ended December 31, 2024 and 2023 was $3.9 million and $0.5 million, respectively. As of December 31, 2024, the total unamortized stock-based compensation expense related to the unvested RSUs was approximately $10.9 million, which we expect to amortize over a weighted-average period of 2.9 years.
Employee Stock Purchase Plan (“ESPP”)
We adopted the ESPP effective September 14, 2022. As of December 31, 2024, the total number of shares reserved for issuance was 2,724,333, which number may be increased annually at the beginning of the fiscal year, subject to certain limitations. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees an opportunity to purchase our common stock at a discount through payroll deductions. Under the ESPP, we may specify offering periods, provided that no offering period will have a duration exceeding 27 months. The purchase price per share is equal to 85% of the fair market value of our common stock on the (i) offering date or (ii) purchase date, whichever is lower. As of December 31, 2024, there were no offerings established under the ESPP.
Executive Incentive Compensation Plan
On September 14, 2022, our board of directors approved our Executive Incentive Compensation Plan, which will allow us to grant incentive awards to certain executive employees, generally payable in cash, based upon achieving specified goals. We have the right to settle the award by granting an equity award, which may be subject to vesting conditions. All awards under the Executive Incentive Compensation Plan will be subject to reduction, cancellation, forfeiture, or recoupment in accordance with any clawback policy that we are required to adopt pursuant to applicable laws. As of December 31, 2024, there were no grants under the Executive Incentive Compensation Plan.
Common Stock Warrants
Shown below is a summary of the activity of the stock warrants as of and during the year ended December 31, 2024:

	Public warrants	Private warrants	PIPE warrants	Total
Outstanding, January 1, 2024	29,268,236	16,400,000	2,052,500	47,720,736
Exercise for cash	(12,575,664)	(500,000)	—	(13,075,664)
Noncash exercise in exchange for shares of common stock	—	(15,600,000)	—	(15,600,000)
Outstanding, December 31, 2024	16,692,572	300,000	2,052,500	19,045,072
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

Index to Consolidated Financial Statements
On June 24, 2024, we made a separate tender offer to the holders of the unexercised private warrants pursuant to which such holders were given the opportunity to exchange their warrants, on a cashless basis, for shares of our common stock based on an exchange ratio of 0.197 for each warrant validly tendered. This cashless tender offer expired on July 23, 2024. A total of 15,600,000 private warrants were exchanged for a total of 3,073,200 shares of our common stock in connection with this cashless tender offer. This cashless tender offer was treated as a modification of the private warrants, which resulted in an increase in the private warrants’ fair value by approximately $0.7 million. The incremental fair value of the modified private warrants, which are classified as equity, was presented as an increase in additional paid-in capital in the accompanying consolidated statements of stockholders’ equity. In addition, the incremental fair value was treated as a noncash deemed dividend and was presented as a reduction of additional paid-in capital, instead of a reduction of retained earnings due to our accumulated deficit position, which resulted in a net zero effect on the accompanying consolidated statements of stockholders’ equity.
The outstanding public warrants and private warrants, which expire on September 14, 2027, are exercisable for one share of our common stock at a price of $11.50 per warrant subject to adjustment pursuant to the Warrant Agreement, dated as of March 1, 2022, as amended. Holders of private warrants may be able to exercise their warrants on a cashless basis pursuant to the Warrant Agreement, but holders of public warrants cannot exercise on a cashless basis. The public warrants are listed on the New York Stock Exchange and are redeemable by us when the price per share of our common stock equals or exceeds $18.00 per share for at least 20 trading days during a period of 30 consecutive trading days prior to the redemption date. The private warrants are not listed on any securities exchange and are not redeemable.
The outstanding PIPE warrants, which expire on September 14, 2027, are substantially identical to the public warrants, except that the exercise price of each PIPE warrant is $12.50 per warrant and they are not listed on any securities exchange. In addition, the PIPE warrants are redeemable by us if the price per share of our common stock equals or exceeds $20.00 per share for at least 20 trading days during a period of 30 consecutive trading days prior to the redemption date.
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
During the year ended December 31, 2024 and from the date of the Sales Agreement through December 31, 2024, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $33.4 million and $33.8 million, respectively.
The unamortized deferred stock issuance cost related to the Sales Agreement, which is included in other assets in the accompanying consolidated balance sheets and will be charged proportionally against the proceeds from issuance of shares, was $0.1 million as of December 31, 2024.
Common Stock Purchase Agreement (“Purchase Agreement”)
On September 27, 2022, we entered into a Purchase Agreement with B. Riley Principal Capital II, LLC (“BRPC II”), pursuant to which BRPC II committed to purchase up to $200.0 million of our common stock until January 1, 2025. On October 2, 2023, we and BRPC II mutually agreed to terminate the Purchase Agreement concurrent with our execution of the Sales Agreement. The termination of the Purchase Agreement became effective on October 10, 2023 upon the effectiveness of our registration statement on Form S-3 filed with the SEC.
The cumulative proceeds from the sale of shares of common stock under the Purchase Agreement, which totaled 2,952,763 shares, was $19.1 million. The purchase price under the Purchase Agreement was determined by reference to the volume weighted average price of our common stock, less a discount of 3.0%. The unamortized balance of the deferred stock issuance costs related to the Purchase Agreement, which amounted to $0.6 million, was expensed upon the termination of the Purchase Agreement on October 10, 2023.

Index to Consolidated Financial Statements
Stock-Based Compensation
Stock-based compensation from stock options and RSUs under our Equity Incentive Plans were included in the following lines in the accompanying consolidated statements of operations during the periods presented (in thousands):

	Year ended December 31,
	2024	2023
Cost of revenue	$871	$865
Research and development	936	186
Selling, general and administrative	5,536	2,829
Total stock-based compensation expense	$7,343	$3,880
Note 8. Income Taxes
The components of loss before provision for income taxes were as follows (in thousands):

	Year ended December 31,
	2024	2023
Domestic	$(44,671)	$(36,776)
Foreign	—	—
Total	$(44,671)	$(36,776)
There were no provision for income taxes during the years ended December 31, 2024 and 2023.
The provision for income taxes differed from the amount computed by applying the federal statutory rate, which was 21.0% during the years ended December 31, 2024 and 2023, to the loss before provision for income taxes as follows (in thousands):

	Year ended December 31,
	2024	2023
U.S. federal statutory tax rate	21.0%	21.0%
Expected benefit at U.S. federal statutory tax rate	(9,381)	(7,723)
State tax	(277)	(1,449)
Change in valuation allowance	9,323	8,228
Stock-based compensation	543	424
Transaction costs	—	515
Other	(208)	5
Provision for income taxes	$—	$—

Index to Consolidated Financial Statements
The components of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$23,045	$16,699
Operating lease liabilities	8,434	9,078
Tax credits	1,515	1,080
Capitalized research and development	2,490	1,511
Accruals and other	1,560	1,016
Stock-based compensation	892	715
Total deferred tax assets	37,936	30,099
Valuation allowance	(30,451)	(21,128)
Deferred tax assets	7,485	8,971
Deferred tax liabilities:
Operating lease right-of-use assets	(7,485)	(8,971)
Net deferred taxes	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. We assess available positive and negative evidences to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. A significant piece of objective negative evidence is the cumulative losses incurred since inception, supported by negative subjective evidence of no expectations of future taxable income. Based on this evaluation, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $9.3 million and $8.2 million during the years ended December 31, 2024 and 2023, respectively.
NOL and tax credit carryforwards were as follows as of December 31, 2024 (in thousands):

	Amount	Expiration years
NOL, federal (after December 31, 2017)	$87,642	Do not expire
NOL, federal (before January 1, 2018)	$3,799	2037
NOL, state	$54,194	2037 to 2044
Tax credits, federal	$1,334	2037 to 2044
Tax credits, state	$867	Do not expire
The utilization of NOL and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in our ownership, as defined in the current income tax regulations. Ownership changes prior to the business combination that we consummated with Kensington Capital Acquisition Corp. IV on September 14, 2022 did not result in a limitation that will materially reduce the total amount of NOL carryforwards and credits that can be utilized. However, utilization of the Company’s net operating loss carryforwards and other tax attributes to offset federal taxable income may be subject to annual limitations due to subsequent changes in ownership..
Below is a reconciliation of the unrecognized tax benefits (in thousands):

	Year ended December 31,
	2024	2023
Balance at beginning of year	$393	$297
Addition based on tax positions during the current year	158	96
Reduction of tax positions from prior years	—	—
Balance at end of year	$551	$393

Index to Consolidated Financial Statements
The entire amount of the unrecognized tax benefits would not impact our effective tax rate if recognized and there would be no cash tax impact. We have elected to include interest and penalties as a component of income tax expense. During the years ended December 31, 2024 and 2023, we did not recognize interest and penalties related to unrecognized tax benefits. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
Our federal and state income tax returns from inception to December 31, 2024 remain subject to examination.
Note 9. Leases
As of December 31, 2024, we had non-cancelable operating leases for our corporate headquarters and manufacturing facilities located in Fremont, California and in Brighton, Colorado. Our Fremont, California lease, which expires in June 2027, provides us an option to extend the term for one additional five-year period and we determined with reasonable certainty that we will exercise such option. Our Brighton, Colorado lease, which expires in May 2039, provides us an option to extend the term for two additional five-year periods, but we have not determined with reasonable certainty that we will exercise such option. Our operating leases do not contain any material residual value guarantees. We had no leases that were classified as finance leases as of December 31, 2024 and 2023.
The components of lease expense during the years ended December 31, 2024 and 2023 are shown in the table below (in thousands).

	Year ended December 31,
	2024	2023
Operating lease expense	$5,143	$1,147
Variable lease expense	1,741	456
Short-term lease expense	95	81
Total lease expense	$6,979	$1,684
Other information about our operating leases during the years ended December 31, 2024 and 2023 are shown in the table below (amounts in thousands).

	Year ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,314	$1,001
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$32,966
Weighted-average remaining lease term	13.5 years	14.4 years
Weighted-average discount rate	9.5%	9.4%
Future operating lease payments as of December 31, 2024 are as follows (in thousands):

Year ending December 31:	Amount
2025	$3,450
2026	2,534
2027	5,025
2028	5,185
2029	5,344
Thereafter	48,440
Gross lease payments	69,978
Less - present value adjustments	(32,219)
Total operating lease liabilities	$37,759
Note 10. Commitments and Contingencies
From time to time, we may be involved in lawsuits, claims or legal proceedings that arise in the ordinary course of business. We accrue a contingent liability when it is probable that a liability has been incurred and the amount of loss can

Index to Consolidated Financial Statements
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
Note 11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year ended December 31,
	2024	2023
Numerator:
Net loss	$(44,671)	$(36,776)
Add - increase in net loss due to the increase in fair value of the modified stock warrants	(727)	—
Net loss attributable to common stockholders	$(45,398)	$(36,776)
Denominator:
Weighted-average number of common shares outstanding	101,872,347	86,196,391
Basic and diluted net loss per common share	$(0.45)	$(0.43)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	December 31,
	2024	2023
Stock warrants	19,045,072	47,720,736
Stock options	18,048,109	12,812,942
RSUs	4,311,271	545,141
Total	41,404,452	61,078,819

Index to Consolidated Financial Statements
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-13(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
This Annual Report on Form 10-K does not include an auditor attestation of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act because of our status as an “emerging growth company.”
Remediation of Previously Identified Material Weaknesses
As of December 31, 2023, we had material weaknesses in our internal controls over financial reporting due to the inadequate controls in our implementation, use and monitoring of certain application systems that we implemented in 2023, which resulted in inadequate review of certain transactions. During the year ended December 31, 2024, our management implemented the following controls to remediate those material weaknesses:
•Enhanced our controls over the use of application systems that we implemented in 2023 by removing inappropriate level of access of our employees, periodically reviewing their access, documenting our review of their access, and ensuring that no one from the accounting and finance department could add or modify users in those application systems;
•Enhanced our controls over the recording of transactions entered into our accounting system by ensuring that they were properly reviewed and approved by the appropriate level of personnel; and
•Engaged external specialists who assisted us in enhancing, designing, reviewing, testing and monitoring our internal controls on a periodic basis.
As a result of the implementation and enhancement of the internal controls described above, management determined that our material weaknesses had been remediated and our internal control over financial reporting was effective as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
Except for the enhancement of our internal controls described above to remediate the previously identified material weaknesses, we have not identified changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index to Consolidated Financial Statements
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
Departure of Directors or Certain Officers.
On March 17, 2025, Jonathan Bornstein, President of Amprius Lab, informed us of his plans to retire, following 12 years of dedicated service at the Company. His last day with the Company will be April 4, 2025. Aaron Bakke, who currently serves as Vice President of Operations, has been promoted as General Manager of US Operations effective April 4, 2025. Mr. Bakke, age 47, joined the Company in September 2019.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Index to Consolidated Financial Statements
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
We have adopted an insider trading policy which governs transactions involving our securities by our directors, officers, employees, consultants, contractors, and advisors. It is our policy to comply with applicable securities laws and regulations when engaging in transactions in our own securities. We believe that our insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

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
3. Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1†	Business Combination Agreement, dated as of May 11, 2022, by and among Kensington Capital Acquisition Corp. IV, Kensington Capital Merger Sub Corp. and Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	2.1	May 12, 2022
3.1	Certificate of Incorporation of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	September 16, 2022
3.2	Amended and Restated Bylaws of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	March 23, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41314	4.1	September 16, 2022
4.2	Warrant Agreement, dated as of September 14, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	Form 8-K	File No. 001-41314	4.2	September 16, 2022
4.3	Form of Warrant Certificate (included in Exhibit 4.2)	Form 8-K	File No. 001-41314	4.2	September 16, 2022
4.4	Warrant Agreement, dated as of March 1, 2022, between the Company and Continental Stock Transfer & Trust Company	Form 8-K	File No. 001-41314	4.1	March 4, 2022
4.5	Form of Warrant Certificate (included in Exhibit 4.4)	Form 8-K	File No. 001-41314	4.1	March 4, 2022
4.6	Description of Capital Stock	Form 10-K	File No. 001-41314	4.6	March 28, 2024
4.7	First Amendment to Warrant Agreement, dated as of May 13, 2024, by and between the Company and Continental Transfer & Trust Company	Schedule TO	File No. 005-93595	(d)(2)	May 13, 2024
10.1	Registration Rights Agreement, dated September 14, 2022, by and among Amprius Technologies, Inc., Amprius, Inc. and the Original Holder	Form 8-K	File No. 001-41314	10.1	September 16, 2022
10.2	Form of Indemnification Agreement by and between the Company and its directors and officers	Form S-4/A	File No. 333-265740	10.12	August 9, 2022
10.3#	Confirmatory Employment Letter with Dr. Kang Sun	Form 8-K	File No. 001-41314	10.3	September 16, 2022
10.4#	Confirmatory Employment Letter with Sandra Wallach	Form 8-K	File No. 001-41314	10.4	September 16, 2022
10.5#	Amended and Restated Confirmatory Employment Letter with Jonathan Bornstein	Form S-1	File No. 333-267683	10.10	September 30, 2022

Index to Consolidated Financial Statements

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.6#	Amended and Restated Confirmatory Employment Letter with Dr. Constantin Ionel Stefan	Form S-1	File No. 333-267683	10.11	September 30, 2022
10.7#	Amprius Technologies, Inc. 2022 Equity Incentive Plan and forms of agreements thereunder	Form 8-K	File No. 001-41314	10.7	September 16, 2022
10.8#	Amprius Technologies, Inc. 2022 Employee Stock Purchase Plan	424B3	File No. 333-265740	Annex E	September 1, 2022
10.9#	Amprius Technologies, Inc. Outside Director Compensation Policy	Form 8-K	File No. 001-41314	10.9	September 16, 2022
10.10#	Amprius Technologies, Inc. Executive Incentive Compensation Plan	Form 8-K	File No. 001-41314	10.10	September 16, 2022
10.11#	Amprius Technologies, Inc. 2016 Equity Incentive Plan and forms of agreements thereunder	Form 8-K	File No. 001-41314	10.11	September 16, 2022
10.12	At Market Issuance Sales Agreement, dated October 2, 2023, by and among the registrant, B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC	Form S-3	File No. 333-278434	1.2	October 2, 2023
10.13†	Exclusive Supply Agreement dated November 28, 2023, by and between the Company and Berzelius (Nanjing) Co., Ltd.	Form 8-K	File No. 001-41314	10.1	January 16, 2024
10.14†	Lease, dated January 30, 2019, by and between Los Altos Fields, LLC and Amprius, Inc.	Form 8-K	File No. 001-41314	10.12	September 16, 2022
10.15	Assignment of Lease, dated May 1, 2022, by and between Amprius, Inc. and Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	10.13	September 16, 2022
10.16	First Amendment to Lease Agreement, dated January 4, 2023, between the Company and Los Altos Fields, LLC	Form10-K	File No. 001-41314	10.16	March 30, 2023
10.17	Lease Agreement, dated April 15, 2023, by and between Amprius Technologies, Inc. and Starboard Platform Brighton JV LLC	Form 8-K	File No. 001-41314	10.1	April 19, 2023
10.18	Form of PIPE Subscription Agreement	Form 8-K	File No. 001-41314	10.1	September 7, 2022
10.19	Tender and Support Agreement, dated June 24, 2024, by and among the Company, Justin Mirro and Kensington Capital Partners, LLC	Form S-4	File No. 333-280445	10.19	July 3, 2024
10.20	Amprius, Inc. 2008 Stock Plan and form of option award agreement thereunder	Form S-4	File No. 333-272466	10.21	June 7, 2023
10.21	Amprius, Inc. Second Equity Incentive Plan and form of option award agreement thereunder	Form 8-K	File No. 001-41314	10.2	October 23, 2024
10.22	Lock-Up Agreement, dated as of October 23, 2024, by and among Amprius Technologies, Inc. and the other parties thereto	Form 8-K	File No. 001-41314	10.3	October 23, 2024
16.1	Letter from Marcum LLP to the Securities and Exchange Commission, dated September 16, 2022	Form 8-K	File No. 001-41314	16.1	September 16, 2022
16.2	Letter from SingerLewak LLP to the Securities and Exchange Commission	Form 8-K	File No. 001-41314	16.2	September 16, 2022
19.1	Amprius Technologies, Inc. Insider Trading Policy					X
21.1	List of Significant Subsidiaries					X
23.1	Consent of BDO USA, P.C.					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Index to Consolidated Financial Statements

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Compensation Recovery Policy	Form 10-K	File No. 001-41314	97.1	March 28, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

AMPRIUS TECHNOLOGIES, INC.

Date: March 20, 2025	By:	/s/ Dr. Kang Sun
	Name:	Dr. Kang Sun
	Title:	Chief Executive Officer
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dr. Kang Sun	Chief Executive Officer and Director	March 20, 2025
Dr. Kang Sun	(Principal Executive Officer)

/s/ Sandra Wallach	Chief Financial Officer	March 20, 2025
Sandra Wallach	(Principal Financial and Accounting Officer)

/s/ Donald R. Dixon	Director	March 20, 2025
Donald R. Dixon

/s/ Kathleen Ann Bayless	Director	March 20, 2025
Kathleen Ann Bayless

/s/ Dr. Steven Chu	Director	March 20, 2025
Dr. Steven Chu

/s/ Dr. Wen Hsieh	Director	March 20, 2025
Dr. Wen Hsieh

/s/ Livingston Satterthwaite	Director	March 20, 2025
Livingston Satterthwaite