Form 10-Q
period 2025-03-31
Amprius Technologies, Inc.
filed 2025-05-08
CIK 1899287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission file number 001-41314
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 1, 2025, the registrant had 120,546,077 shares of common stock, par value $0.0001, outstanding.

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
•the effect of macroeconomic factors, such as increased tariffs and related retaliatory actions, trade barriers, economic downturns, and other business interruptions affecting the global economy and capital markets, such as uncertainty in the global markets, inflation, recessionary trends, or changes in spending by government agencies and contractors;

•the possibility that we may be adversely affected by other economic, business or competitive factors, including supply chain interruptions and developments in alternative technologies, and may not be able to manage other risks and uncertainties;
•the outcome of any legal proceedings that may be instituted against us;
•changes in applicable laws or regulations;
•the effect of other macroeconomic factors, such as abrupt political change, geopolitics, currency fluctuations, embargoes, shortages, terrorist activity, armed conflict and public health emergencies, on our business; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q, including risk factors discussed in Part II, Item 1A under the heading, “Risk Factors.”

Part I - Financial Information
Item 1. Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except share and par value data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$48,417	$55,155
Accounts receivable, net	10,396	5,580
Inventories	4,003	6,574
Prepaid expenses and other current assets	3,307	1,454
Total current assets	66,123	68,763
Non-current assets:
Property, plant and equipment, net	17,950	17,481
Operating lease right-of-use assets, net	33,067	33,512
Other assets	1,332	1,369
Total assets	$118,472	$121,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,225	$7,424
Accrued and other current liabilities	2,321	4,832
Deferred revenue	1,778	1,638
Operating lease liabilities	3,636	3,316
Total current liabilities	13,960	17,210
Non-current liabilities:
Operating lease liabilities	34,116	34,443
Total liabilities	48,076	51,653
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 120,546,077 and 116,934,314 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	254,093	243,794
Accumulated other comprehensive loss	(4)	—
Accumulated deficit	(183,705)	(174,334)
Total stockholders’ equity	70,396	69,472
Total liabilities and stockholders’ equity	$118,472	$121,125
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2025	2024
Revenue	$11,284	$2,336
Cost of revenue	13,645	6,781
Gross loss	(2,361)	(4,445)
Operating expenses:
Research and development	2,003	1,581
Selling, general and administrative	5,307	4,293
Total operating expenses	7,310	5,874
Loss from operations	(9,671)	(10,319)
Other income, net	300	433
Net loss	$(9,371)	$(9,886)
Weighted-average common shares outstanding:
Basic and diluted	117,969,812	90,029,320
Net loss per share of common stock:
Basic and diluted	$(0.08)	$(0.11)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
(In thousands)	2025	2024
Net loss	$(9,371)	$(9,886)
Other comprehensive loss:
Change in foreign currency translation adjustment	(4)	—
Comprehensive loss	$(9,375)	$(9,886)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2024	116,934,314	$12	$243,794	$—	$(174,334)	$69,472
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	2,585,646	—	8,429	—	—	8,429
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,026,117	—	48	—	—	48
Stock-based compensation	—	—	1,822	—	—	1,822
Net loss	—	—	—	—	(9,371)	(9,371)
Other comprehensive loss	—	—	—	(4)	—	(4)
Balance as of March 31, 2025	120,546,077	$12	$254,093	$(4)	$(183,705)	$70,396

	Three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2023	88,869,463	$9	$189,454	$—	$(129,663)	$59,800
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	2,853,266	—	8,746	—	—	8,746
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	551,436	—	28	—	—	28
Stock-based compensation	—	—	1,247	—	—	1,247
Net loss	—	—	—	—	(9,886)	(9,886)
Balance as of March 31, 2024	92,274,165	$9	$199,475	—	$(139,549)	$59,935
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(9,371)	$(9,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,822	1,247
Depreciation and amortization	943	1,017
Non-cash operating lease expense	1,286	1,286
Other non-cash items	275	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,092)	(177)
Inventories	2,571	(128)
Deferred costs	—	(148)
Prepaid expenses and other current assets	(1,653)	(719)
Other assets	10	9
Accounts payable	(1,697)	352
Accrued and other current liabilities	(2,512)	(2,163)
Deferred revenue	140	(191)
Operating lease liabilities	(848)	(278)
Net cash used in operating activities	(14,126)	(9,779)
Cash flows from investing activities:
Purchase of property, plant and equipment	(913)	(3,896)
Net cash used in investing activities	(913)	(3,896)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the At Market Issuance Sales Agreement	8,457	8,131
Proceeds from exercise of stock options	48	28
Net cash provided by financing activities	8,505	8,159
Net decrease in cash, cash equivalents and restricted cash equivalents	(6,534)	(5,516)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(4)	—
Cash, cash equivalents and restricted cash equivalents, beginning of period	56,411	45,817
Cash, cash equivalents and restricted cash equivalents, end of period	$49,873	$40,301

Reconciliation of cash, cash equivalents and restricted cash equivalents shown on the condensed consolidated balance sheets:
Cash and cash equivalents	$48,417	$39,045
Restricted cash equivalents included in prepaid expenses and other current assets	200	—
Restricted cash equivalents included in other assets	1,256	1,256
Total cash, cash equivalents and restricted cash equivalents	$49,873	$40,301

Supplemental non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$546	$163
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Overview
Company Background and Nature of Operations
Amprius Technologies, Inc. (hereafter referred to as the “Company,” “we,” “us,” or “our”) develops, manufactures and markets lithium-ion batteries for mobility applications, including the aviation, electric vehicle and light electric vehicle industries. We have been in commercial battery production since 2018 and our disruptive silicon anode technology is intended to enable batteries with higher energy density, higher power density and fast charging capabilities over a wide range of operating temperatures. We are incorporated in the State of Delaware. Our corporate headquarters is located in Fremont, California.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of $48.4 million. We believe that our cash and cash equivalents will be sufficient to fund our obligations over twelve months from the date these condensed consolidated financial statements are issued. In addition, we may receive additional funds from the issuance and sale of our shares of our common stock under the At Market Issuance Sales Agreement (the “Sales Agreement”), which we entered into with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (the “Sales Agents”) on October 2, 2023. Under the Sales Agreement, we may offer and sell, from time to time, shares of our common stock for an aggregate offering price of not more than $100.0 million. During the three months ended March 31, 2025 and from the date of the Sales Agreement through March 31, 2025, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $8.5 million and $42.2 million, respectively. We may also receive additional funds if our stock warrants are exercised for cash.
Since our inception, we have incurred recurring losses and negative cash flows from operations. During the three months ended March 31, 2025, we incurred a net loss of $9.4 million and at March 31, 2025, our accumulated deficit was $183.7 million. We expect to incur additional losses in the future as we scale our business and increase our operating expenditures, including our research and development spend. We may raise additional funds in order to meet our future operating and capital expenditure requirements, and we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If sufficient funding is not raised, we may need to reduce our spending activities, which may negatively affect our ability to achieve our operating goals. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution.
Other Risks and Uncertainties
We face risks related to significant changes in the United States’ trade policy, such as the imposition or plan to impose tariffs on certain product categories imported from China and other countries. These countries have taken or may plan to take retaliatory actions, including imposing additional tariffs on the importation of a wide range of products from the United States, which could potentially lead to adverse impacts on global trade. In addition, such events could cause inflation or general economic and geopolitical uncertainty, including the recent economic uncertainty and volatility, any of which could negatively impact our operations, or those of our customers, suppliers and manufacturers. We also face risks related to political change, terrorist activity, and armed conflict such as the military conflicts between Russia and Ukraine and in the Middle East. These military conflicts have led to volatility in the global economy, and may contribute to inflation, volatility in the credit and capital markets, and interruption in the global supply chain.
Although these global risks did not have a significant adverse impact on us as of March 31, 2025, the extent and future outcome of such risks are highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.
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
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of December 31, 2024, which has been derived from our audited consolidated financial statements as filed in our Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 20, 2025, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements. In management’s opinion, all adjustments made were normal or recurring in nature and necessary for the fair statement of our financial position, results of operations, comprehensive loss, changes in stockholders’ equity, and cash flows as of and for the periods presented. The financial data and other financial information disclosed in the notes to these condensed consolidated financial statements are also unaudited. The results of operations for the interim periods presented, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
Fair Value Measurements
We had money market funds totaling $24.2 million and $23.5 million as of March 31, 2025 and December 31, 2024, respectively, which were measured at Level 1 fair value based on the active market price of the instruments and included in cash and cash equivalents and in other assets in the accompanying condensed consolidated balance sheets.

We did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of March 31, 2025 and December 31, 2024.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three months ended March 31, 2025 and 2024.
Restricted Cash Equivalents
Restricted cash equivalents, which are included within prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets, consist of cash deposits required to satisfy the insurance bond requirement for our importation of goods and the letter of credit requirements under our lease agreements. Restricted cash equivalents included within prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets were $0.2 million and $1.3 million, respectively, as of March 31, 2025. Restricted cash equivalents included within other assets in the accompanying condensed consolidated balance sheets was $1.3 million as of December 31, 2024.
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
Many of our customers are in the aviation industry, although our batteries have applications across all segments of electric mobility. As of March 31, 2025 and December 31, 2024, there were four and two customers that represented approximately 71% and 50% of our total accounts receivable, respectively. An adverse impact in the aviation industry may adversely affect our relationship with our customers, which could affect our future financial condition, results of operations and cash flows.
Supply Risk
We are dependent on Berzelius (Nanjing) Co., Ltd., a former affiliated company, and our contract manufacturing partners, to manufacture the batteries for one of our primary commercial battery platforms. The inability of these suppliers to provide manufacturing services or deliver batteries on time may cause a delay in fulfilling our customers’ orders, which could adversely impact our business, financial condition and results of operations.
Segment Reporting and Geographic Data
We have a single operating and reportable segment; that is, the battery business. Our battery business derives revenue from the sale of finished battery products and from providing customization services of our batteries. Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”).
Our CODM assesses performance of our battery business and decides how to allocate resources based on the battery business’ profit, if any, or loss. Our measure of segment profit or loss is the consolidated net income or net loss, which is also reported as such in the accompanying condensed consolidated statements of operations. Our CODM measures segment profit or loss by comparing the actual consolidated net income or net loss to expectations. Since we only have a single operating and reportable segment, our CODM is provided segment expense information that is based on the expense categories shown in the accompanying condensed consolidated statements of operations. Depreciation and amortization expenses, which are disclosed in Note 5 below, are included within cost of revenue, research and development expenses, and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Other segment items within the segment profit or loss consist primarily of interest income, which is shown within other income, net in the accompanying condensed consolidated statements of operations.
Our CODM does not measure segment assets for the purposes of allocating resources to, and assessing the performance of, our battery business.
The following table shows our revenue by geographic area based on the delivery location of our battery products and services (in thousands):

	Three months ended March 31,
	2025	2024
United States	$1,922	$822
Rest of the world	9,362	1,514
Total	$11,284	$2,336
All of our property, plant and equipment are geographically located in the United States.
During the three months ended March 31, 2025 and 2024, we generated revenue from three major customers who individually represented more than 10% of our revenue. Revenue from each of the three major customers during the three months ended March 31, 2025 was (i) $2.9 million, (ii) $2.8 million, and (iii) $1.6 million, respectively. Revenue from each of the three major customers during the three months ended March 31, 2024 was (i) $0.5 million, (ii) $0.5 million, and (iii) $0.3 million, respectively.
Foreign Currency
We determine the functional and reporting currency of our foreign subsidiary based on the primary currency in which it operates. In cases where the functional currency is not the U.S. dollar, the financial statements of our foreign subsidiary are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date for assets and liabilities, and the weighted-average exchange rate during the period for revenue, cost and expenses. The translation gain (loss) is recorded as accumulated other comprehensive income (loss) within the stockholders’ equity.
Foreign currency gains or losses, which were de minimis during the three months ended March 31, 2025 and 2024, resulting from the effect of exchange rate changes on transactions and remeasurement of monetary assets and liabilities denominated in foreign currencies are recorded as other income (expense), net within the accompanying consolidated statements of operations.
Significant Accounting Policies
As of March 31, 2025, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires entities to disclose, in the notes to the financial statements, (i) amounts of (a) purchases of inventory, (b) employee compensation and (c) depreciation; (ii) include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure as the other disaggregation requirements; (iii) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and (iv) the total amount of selling expenses and, in annual reporting periods, a definition of selling expenses. In March 2025, the FASB issued ASU 2025-02 to amend the effective date of ASU No. 2024-03 to clarify that all public entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating this ASU. We believe that the impact of the additional required disclosures will enhance our current financial statement disclosures.
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

	Three months ended March 31,
	2025	2024
Revenue from customers:
Sale of battery products	$10,984	$2,336
Other revenue – government grants	300	—
Total revenue	$11,284	$2,336
Revenue from the sale of battery products also includes bill-and-hold arrangements, which were $5.4 million and $0.2 million during the three months ended March 31, 2025 and 2024, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in accounts receivable, contract assets recorded as unbilled receivables, and contract liabilities recorded as deferred revenue.
Accounts receivable represents our right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. Accounts receivable was $10.4 million, $5.6 million and $1.3 million as of March 31, 2025, December 31, 2024 and December 31, 2023, respectively.
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. We had no contract assets as of both March 31, 2025 and December 31, 2024.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of revenue recognition. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. Deferred revenue was $1.8 million, $1.6 million and $3.4 million as of March 31, 2025, December 31, 2024 and December 31, 2023, respectively. Deferred revenue balances fluctuate due to timing of the billings made versus revenue being recognized upon transfer of control. During the three months ended March 31, 2025 and 2024, revenue recognized from the prior year deferred revenue balance was $0.3 million and $0.5 million, respectively.
Remaining Performance Obligations
We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of March 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, including deferred revenue, was approximately $36.8 million. Given the applicable contract terms, the Company expects all of the remaining performance obligations to be recognized as revenue within one year. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.

Note 4. Inventories
Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$171	$146
Work in process	174	117
Finished goods	3,658	6,311
Inventories	$4,003	$6,574
Note 5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Production equipment	$8,427	$7,474
Lab equipment	1,921	1,921
Leasehold improvements	11,555	11,555
Furniture, fixtures and other equipment	300	300
Construction in progress	8,678	8,219
Property, plant and equipment, at cost	30,881	29,469
Less: accumulated depreciation and amortization	(12,931)	(11,988)
Property, plant and equipment, net	$17,950	$17,481
Construction in progress consists primarily of production and other equipment that have not been placed in service as of March 31, 2025 and December 31, 2024.
Depreciation and amortization expense was $0.9 million and $1.0 million during the three months ended March 31, 2025 and 2024, respectively.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued compensation and benefits	$1,713	$3,428
Accrued professional fees	200	418
Accrued purchases of finished goods for resale	65	783
Other	343	203
Total accrued and other current liabilities	$2,321	$4,832
Note 7. Stockholders’ Equity
Common Stock and Preferred Stock
As of March 31, 2025, we had a total of 1,000,000,000 shares of stock authorized to be issued, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. We have not declared any dividends through March 31, 2025.

Equity Incentive Plans
As of March 31, 2025, our Equity Incentive Plans consisted of the following: (i) the 2022 Equity Incentive Plan (the “2022 Plan”), (ii) the 2016 Equity Incentive Plan (the “2016 Plan”) and (iii) Amprius, Inc.’s (“Amprius Holdings”) the 2008 Stock Plan and the Second Equity Incentive Plan (the “Amprius Holdings Plans”), which we assumed from Amprius Holdings on October 23, 2024, collectively referred herein as “Equity Incentive Plans.”
2022 Plan. The 2022 Plan was adopted effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, or performance awards and may be granted to directors, employees or consultants. As of March 31, 2025, the total number of shares reserved for issuance, including shares issuable upon vesting of outstanding RSUs, under the 2022 Plan was 23,308,364. Such number of shares also include the annual increase in shares reserved pursuant to the evergreen provisions contained in the 2022 Plan and the number of shares from equity awards under the 2016 Plan that were cancelled, expired or otherwise terminated without having been exercised in full, were tendered to or withheld for payment of an exercise price or for tax withholding obligations, or were forfeited to or repurchased due to failure to vest. The number of shares available for issuance under the 2022 Plan may be increased annually at the beginning of the fiscal year, subject to certain limitations.
2016 Plan. The 2016 Plan was terminated concurrently with the adoption of the 2022 Plan. However, the 2016 Plan continues to govern the terms and conditions of the outstanding awards previously granted under the 2016 Plan.
Amprius Holdings Plans. We assumed the Amprius Holdings Plans upon approval by our board of directors on October 23, 2024 when Amprius Holdings voluntarily liquidated and dissolved. The outstanding stock options under the Amprius Holdings Plans are exercisable with shares of our common stock. The Amprius Holdings Plans were already terminated. However, the Amprius Holdings Plans continue to govern the terms and conditions of the outstanding awards previously granted under the Amprius Holdings Plans.
As of March 31, 2025, all grants made under our Equity Incentive Plans had been stock options or Restricted Stock Units (“RSUs”).
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
As of March 31, 2025, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $2.2 million, which we expect to recognize over a weighted-average period of 1.3 years.
RSUs
The fair value of RSUs is determined based upon the market closing price of our common stock on the date of grant. RSUs generally vest over a period of approximately four years from the date of grant, subject to the continued employment or services of the grantee.
As of March 31, 2025, the total unrecognized stock-based compensation expense related to the unvested RSUs was approximately $14.7 million, which we expect to recognize over a weighted-average period of 3.1 years.
Common Stock Warrants
Shown below is a summary of our outstanding stock warrants:

	Public warrants	Private warrants	PIPE warrants	Total
Outstanding, December 31, 2024	16,692,572	300,000	2,052,500	19,045,072
Exercise of stock warrants	—	—	—	—
Outstanding, March 31, 2025	16,692,572	300,000	2,052,500	19,045,072

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
Sales Agreement
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million. During the three months ended March 31, 2025 and from the date of the Sales Agreement through March 31, 2025, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $8.5 million and $42.2 million, respectively.
The unamortized deferred stock issuance cost related to the Sales Agreement, which is included in other assets in the accompanying condensed consolidated balance sheets and will be charged proportionally against the proceeds from issuance of shares, was $0.1 million as of March 31, 2025.
Stock-Based Compensation
Stock-based compensation from stock options and RSUs under our Equity Incentive Plans were included in the following lines in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended March 31,
	2025	2024
Cost of revenue	$240	$167
Research and development	254	170
Selling, general and administrative	1,328	910
Total stock-based compensation expense	$1,822	$1,247
Note 8. Income Taxes
We have no income tax expense as a result of the continued generation of net operating losses (“NOLs”), offset by a full valuation allowance recorded on such NOLs as we determined it is not more-likely-than-not that our NOLs will be utilized.
Note 9. Leases
As of March 31, 2025, we had non-cancelable operating leases for our corporate headquarters and manufacturing facilities located in Fremont, California and in Brighton, Colorado. Our Fremont, California lease, which expires in June 2027, provides us with an option to extend the term for one additional 5-year period and we determined with reasonable certainty that we will exercise such option. Our Brighton, Colorado lease, which expires in May 2039, provides us with an option to extend the term for two additional 5-year periods, but we have not determined with reasonable certainty that we will exercise such option. Our operating leases do not contain any material residual value guarantees. We had no leases that were classified as finance leases as of March 31, 2025 and December 31, 2024.

The components of lease expense during the three months ended March 31, 2025 and 2024 are shown in the table below (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease expense	$1,286	$1,286
Variable lease expense	786	111
Short-term lease expense	23	22
Total lease expense	$2,095	$1,419
Other information about our operating leases during the three months ended March 31, 2025 and 2024 are shown in the table below (amounts in thousands):

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$848	$278
Weighted-average remaining lease term	13.2 years	14.2 years
Weighted-average discount rate	9.5%	9.4%
Future operating lease payments, net of tenant improvement allowance, as of March 31, 2025 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2025	$2,602
2026	2,534
2027	5,025
2028	5,185
2029	5,344
2030	5,509
Thereafter	42,931
Total lease payments, net of tenant improvement allowance	69,130
Less - present value adjustments	(31,378)
Total operating lease liabilities	$37,752
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

Note 11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(9,371)	$(9,886)
Denominator:
Weighted-average number of common shares outstanding	117,969,812	90,029,320
Basic and diluted net loss per common share	$(0.08)	$(0.11)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	March 31,
	2025	2024
Stock warrants	19,045,072	47,720,736
Stock options	17,214,921	12,237,297
RSUs	6,285,134	4,447,698
Total	42,545,127	64,405,731

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
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems or UAS, such as drones and high altitude pseudo satellites or HAPS. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by various customers, including our longtime partners such as AALTO Airbus, AeroVironment, BAE Systems, Kraus Hamdani Aerospace, Teledyne FLIR and the U.S. Army. Our total customer engagements since inception grew to over 320 with shipments to 102 customers during the three months ended March 31, 2025. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are protected by our portfolio of patents, trade secrets and know-how developed over 15 years of research and development.
We currently offer high performance silicon anode batteries under the following product platforms: (i) SiCore and (ii) SiMaxx.
Our SiCore batteries were developed in collaboration with Berzelius (Nanjing) Co., Ltd. (“Berzelius”), a former affiliated company. We began limited shipment of SiCore batteries in 2023, which generated a strong demand from our customers. In order to support such demand, we entered into a supply agreement with Berzelius in November 2023 (the “Exclusive Supply Agreement”), which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. In January 2024, we announced the full commercial launch of our SiCore batteries and accelerated engagement with our addressable markets. We entered into manufacturing supply agreements with three global contract manufacturing companies, which provided us an opportunity to rapidly scale production and ship a large volume of SiCore batteries to our customers. As of March 31, 2025, we had access, through Berzelius and our manufacturing supply agreements with our global contract manufacturers, to annual production of up to 1.8 GWh of SiCore batteries in pouch, cylindrical and prismatic formats.

Our SiMaxx batteries are currently manufactured at our facility in Fremont, California. We believe that the demand for our SiMaxx batteries exceeds our existing kWh-scale manufacturing capacity and, in order to support such demand, we are expanding this facility into a MWh-scale manufacturing facility. As of March 31, 2025, we completed the retrofit of our anode fabrication machine and, to date, we are in the process of optimizing our manufacturing protocol to maximize output.
In April 2023, we entered into a lease agreement to lease approximately 774,000 square feet of premises in Brighton, Colorado and announced a plan to build a GWh-scale manufacturing facility in those premises. We completed our pre-construction planning for this facility as of December 31, 2024. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics and have engaged a leading global commercial real estate company to explore the potential sublease of all or a portion of this facility. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision on the next steps and timing.

At Market Issuance Sales Agreement (“Sales Agreement”)
On October 2, 2023, we entered into the Sales Agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (collectively, the “Sales Agents”), pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million (the “At Market Financing”), as described in the prospectus supplement dated October 10, 2023 filed with the Securities and Exchange Commission (the “SEC”).
During the three months ended March 31, 2025 and from the date of the Sales Agreement through March 31, 2025, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $8.5 million and $42.2 million, respectively.
Known Trends, Demands, Commitments, Events, or Uncertainties Impacting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Establishing Global Network of Contract Manufacturing Partnerships
As of March 31, 2025, we produce SiCore batteries by leveraging Berzelius’ existing production line and through our manufacturing supply agreements that we entered into in 2024 with three global contract manufacturers. In order to meet the increased demand for our SiCore batteries, we plan to expand our global network of contract manufacturing partnerships in the future. Some of the challenges that we may encounter when we enter into a manufacturing supply arrangement include, among others, risk of losing control over the manufacturing process of our SiCore batteries, which could lead to quality control issues, delay in production, increase in production costs, and non-compliance with our established standards. In addition, we may encounter a risk of losing control of some of our intellectual property. While we plan to set up business processes, including adding oversight and quality control procedures, in order to manage our contract manufacturing supply arrangements, there can be no assurance that such processes will be effective. As of March 31, 2025, we had access, through our manufacturing supply agreements with our global contract manufacturers, to annual production of up to 1.8 GWh of SiCore batteries in pouch, cylindrical and prismatic formats. In addition, if we partner with other contract manufacturers in the future, we plan to select large, experienced and reputable contract manufacturing companies.
Establishing Manufacturing Capacity
In addition to the manufacturing capacity provided by our global partners, discussed above, we believe that expanding our existing manufacturing capacity would help us meet the growing demand of our customers. As of March 31, 2025, we completed the retrofit of our anode fabrication machine and, to date, we are in the process of optimizing our manufacturing protocol to maximize output at our Fremont, California facility. We have also announced a plan to build a GWh-scale manufacturing facility in our leased premises in Brighton, Colorado. We completed our pre-construction planning for this facility as of December 31, 2024. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics and have engaged a leading global commercial real estate company to explore the potential sublease of all or a portion of this facility. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision on the next steps and timing.
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
Global Risks
We face risks related to significant changes in the United States’ trade policy, such as the imposition or plan to impose significant tariffs on certain product categories imported from China and other countries. These countries have taken or plan to take retaliatory actions, including imposing additional tariffs on the importation of a wide range of products from the United States, which could potentially lead to adverse impacts on global trade. In addition, such events could cause inflation or general economic and geopolitical uncertainty, including the recent economic uncertainty, any of which could negatively impact our operations, or those of our customers, suppliers and manufacturers.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
The following table summarizes our results of operations during the three months ended March 31, 2025 and 2024 (in thousands, except percentage data):

	Three months ended March 31,		Change
	2025	2024	$	%
Revenue	$11,284	$2,336	$8,948	383%
Cost of revenue	13,645	6,781	6,864	101%
Gross loss	(2,361)	(4,445)	2,084	(47)%
Gross margin	(21)%	(190)%		169%
Operating expenses:
Research and development	2,003	1,581	422	27%
Selling, general and administrative	5,307	4,293	1,014	24%
Total operating expenses	7,310	5,874	1,436	24%
Loss from operations	(9,671)	(10,319)	648	(6)%
Other income, net	300	433	(133)	(31)%
Net loss	$(9,371)	$(9,886)	$515	(5)%
Cost and operating expenses reported above include stock-based compensation as follows (in thousands, except percentage data):

	Three months ended March 31,		Change
	2025	2024	$	%
Cost of revenue	$240	$167	$73	44%
Research and development expense	254	170	84	49%
Selling, general and administrative expense	1,328	910	418	46%
Total stock-based compensation	$1,822	$1,247	$575	46%
Revenue
Revenue increased by $8.9 million, or 383%, to $11.3 million during the three months ended March 31, 2025 from $2.3 million during the same period last year primarily due to a $8.6 million increase in sales of batteries, driven by sales of our SiCore batteries, the increase in new customers and the overall increase in volume of orders from new and existing customers; and a $0.3 million increase in government grants.
Cost of Revenue
Cost of revenue increased by $6.9 million, or 101%, to $13.6 million during the three months ended March 31, 2025, from $6.8 million during the same period last year. The increase was primarily due to purchases of SiCore batteries to support the 383% increase in sales discussed above as well as the increase in costs to produce SiMaxx batteries including increases in personnel-related costs, shipping and handling costs, and other overhead-related costs, primarily shared-facility costs.
Research and Development Expense
Research and development expense increased by $0.4 million, or 27%, to $2.0 million during the three months ended March 31, 2025 from $1.6 million during the same period last year primarily due to the increase in R&D headcount, which resulted from the increase in personnel-related costs, including stock-based compensation expense.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $1.0 million, or 24%, to $5.3 million during the three months ended March 31, 2025 from $4.3 million during the same period last year primarily due to a $0.6 million increase in personnel-related costs including stock-based compensation expense due to the hiring of additional personnel, as well as a $0.4 million increase in non-recurring professional fees and other administrative costs.
Other Income, Net
Other income, net, which consisted primarily of interest income, decreased by $0.1 million during the three months ended March 31, 2025 compared to the same period last year primarily due to the utilization of our interest-bearing funds for operations.
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
During the three months ended March 31, 2025 and 2024, we have financed our operations primarily through revenue generated from operations and proceeds from the issuance of shares of our common stock. We expect to rely on our cash and cash equivalents, which was $48.4 million as of March 31, 2025, and revenue that we expect to generate from operations to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Quarterly Report on Form 10-Q are issued.
As described below, we may receive additional cash if we sell shares of our common stock under the At Market Financing and if our stock warrants are exercised for cash.
Under the At Market Financing, we may receive additional cash from the offering and sale of our shares of our common stock with an aggregate offering price of not more than $100.0 million. From the date of the Sales Agreement through $100.0 million, the cumulative proceeds from the sales of shares of our common stock under the Sales Agreement totaled $42.2 million. As of March 31, 2025, the remaining cash that we could potentially raise under the At Market Financing was approximately $57.8 million. However, future sales, if any, of shares of common stock under the At Market Financing will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may be able to raise funds through the At Market Financing.
We may also receive additional funds from our outstanding stock warrants if those stock warrants are exercised for cash. During the year ended December 31, 2024, we offered the holders of the public and private warrants the opportunity to exercise, for cash, their warrants at a temporarily reduced exercise price of $1.10 per warrant, and we also made a separate tender offer to the holders of private warrants to exchange their warrants, on a cashless basis, for shares of our common stock. The net proceeds from our cash tender offer, which expired on June 11, 2024, totaled $13.6 million. As of March 31, 2025, we had a total of 16,692,572 public warrants, 300,000 private warrants and 2,052,500 PIPE warrants outstanding. The exercise price of our public warrants and private warrants is $11.50 per warrant, and the exercise price of the PIPE warrants is $12.50 per warrant, although we have, and, in certain cases, together with the warrant agent have, the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the trading price of our common stock at that time. We believe that the likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon market conditions.
Our ability to become profitable is dependent upon future events, including obtaining adequate financing to fund our business plan, optimizing our manufacturing capacity, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.
We have incurred net losses to date. We expect our working capital requirements may increase in the near future as we scale our business, which could result in additional net losses. During the three months ended March 31, 2025, our net loss was $9.4 million. We expect that the additional net losses in the future could be attributed to an increase in our operating expenses as we increase our headcount and incur costs to continue developing new products and other R&D initiatives.
At present, we do not expect that our capital expenditure requirements will increase materially as we are completing the expansion of our kWh-scale manufacturing facility in Fremont, California into a MWh-scale manufacturing facility. We completed our pre-construction planning for the Brighton, Colorado facility as of December 31, 2024. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics and have engaged a leading global commercial real estate company to explore the potential sublease of all or a portion of this facility. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision on the next steps and timing.
As of March 31, 2025, our contractual obligations consisted primarily of our non-cancellable operating lease agreements for our corporate headquarters and manufacturing facilities in Fremont, California and in Brighton, Colorado. As of March 31, 2025, the total future minimum lease payable, net of tenant improvement allowance, over the remaining weighted-average lease term of 13.2 years was approximately $69.1 million. Approximately $3.8 million of which is payable over the next twelve months. Please refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our leases.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three months ended March 31,		Change
	2025	2024	$
Net cash used in operating activities	$(14,126)	$(9,779)	$(4,347)
Net cash used in investing activities	$(913)	$(3,896)	$2,983
Net cash provided by financing activities	$8,505	$8,159	$346
Net Cash Used in Operating Activities
Our primary source of cash provided by operations is revenue from the sale of batteries and from government grants. Our uses of cash in our operating activities primarily include payments for personnel-related costs, procurement of SiCore batteries, procurement of materials used to produce SiMaxx batteries and to conduct research, as well as professional fees, and other general corporate expenses.
Net cash used in operating activities increased to $14.1 million during the three months ended March 31, 2025 from $9.8 million during the same period last year primarily due to the timing of cash received from our customers for the sale of SiCore batteries and paying our suppliers and other creditors as well as the increase due to higher personnel-related costs related to newly hired employees.
Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities decreased to $0.9 million during the three months ended March 31, 2025 from $3.9 million during the same period last year primarily due the timing of the construction of leasehold improvements in our manufacturing facilities and the timing of purchases of other production equipment in connection with our Fremont expansion.
Net Cash Provided by Financing Activities
Our primary source of cash provided by financing activities consists of proceeds from the issuance of common stock. Our cash usage for financing activities consists primarily of payments related to the issuance of common stock.

Net cash provided by financing activities increased to $8.5 million during the three months ended March 31, 2025 from $8.2 million during the same period last year. Our primary sources of cash from financing activities during the three months ended March 31, 2025, and 2024 were the net proceeds from the issuance of common stock under the Sales Agreement and from the exercise of stock options.
Related Party and Other Transactions
Our Chief Executive Officer (“CEO”) serves as a member of the board of directors of Berzelius and its holding company. Our CEO and our company have no direct or indirect controlling interest in Berzelius and its affiliates and, similarly, Berzelius and its affiliates have no direct or indirect controlling interest in our company. We developed our SiCore batteries through our collaboration with Berzelius. In November 2023, we entered into the Exclusive Supply Agreement with Berzelius, which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. We purchased, and may continue to purchase, SiCore batteries and raw materials for our SiMaxx battery production and R&D activities from Berzelius. As of March 31, 2025, we had no purchase commitments with Berzelius.
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
There have been no changes to our critical accounting estimates during the three months ended March 31, 2025.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our CEO and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our batteries may contain defects in design and manufacture that may cause them to not perform as expected or that would require repairs, recalls and design changes, and in certain limited instances, we have previously performed immaterial repairs on our batteries. Our batteries are inherently complex and incorporate technology and components that have not been used for certain applications and that may contain defects and errors, particularly when first introduced to such applications. Although our batteries undergo quality control testing prior to release for shipment, there can be no assurance that we will be able to detect and fix all defects prior to shipment, and nonconformances, defects or errors could occur or be present in batteries that we release for shipment to customers. If our batteries fail to perform as expected, our customers may delay deliveries, or terminate orders, or we may initiate product recalls, each of which could adversely affect our sales and brand and could adversely affect our business, financial condition, results of operations and prospects.
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
Our SiCore batteries are based on the innovative, proprietary material system developed by Berzelius and are currently manufactured by our manufacturing partners. Our SiCore batteries have been produced under contract manufacturing agreements with Berzelius and other partners. However, to facilitate this product expansion, we entered into the Exclusive Supply Agreement with Berzelius, pursuant to which Berzelius agreed, among other things, (i) to manufacture for, and sell exclusively to, Amprius its proprietary silicon anode materials in the United States, Canada and Mexico and (ii) to use best efforts to prioritize fulfillment of Amprius’ forecasted orders, if any. The Exclusive Supply Agreement does not include any commercial terms, and until such time as we are able to establish mutually agreeable commercial terms thereunder, if we are able to at all, the purchase of the materials under the Exclusive Supply Agreement by Amprius will be specified in written purchase orders mutually agreeable to the parties. In addition, as of March 31, 2025, we had access, through our manufacturing supply agreements with our global contract manufacturers, to annual production of up to 1.8 GWh of SiCore batteries in pouch, cylindrical and prismatic formats, and are engaging with potential additional partners across a network of established Asia-based contract manufacturers. Our reliance on Berzelius or other third parties to manufacture our batteries or battery materials subjects us to certain risks, including but not limited to:
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
•We plan to establish a global network of contract manufacturing partnerships in the future and we may face certain risks as part of this process, including, among other things, the risk of losing control over the manufacturing process of our SiCore batteries, which could lead to quality control issues, delay in production, increase in production costs, and non-compliance with our established standards, or we may encounter a risk of losing control of some of our intellectual property, and while we plan to set up business processes, including oversight and quality control procedures in order to manage our contract manufacturing arrangements, there can be no assurance that such processes will be effective; and

•Relying on global third parties subjects us to certain risks beyond our control including, currency fluctuations, trade barriers, inflation or general economic and geopolitical uncertainty, including the recent economic uncertainty and volatility, any of which could negatively impact our operations, or those of our customers, suppliers and manufacturers.
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
As of March 31, 2025, we completed the retrofit of our anode fabrication machine and, to date, we are in the process of optimizing our manufacturing protocol to maximize output at our Fremont, California facility. In April 2023, we entered into a lease agreement for premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado and announced a plan to build a GWh-scale manufacturing facility in those premises. We completed our pre-construction planning for this facility as of December 31, 2024. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics and have engaged a leading global commercial real estate company to explore the potential sublease of all or a portion of this facility. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision on the next steps and timing. If we decide not to proceed with the project, we may incur significant costs, which may adversely affect us, our financial condition and our growth prospects.
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
Achieving capacity at commercial scale of high energy density lithium-ion batteries may require us to make significant and increasing capital expenditures to scale our production capacity and improve our supply chain processes. Although we completed our pre-construction planning to build a GWh-scale manufacturing facility on our leased premises in Brighton, Colorado as of December 31, 2024, the scope and schedule of the construction will be determined based on, among other factors, the availability and timing of funding. The actual costs and time to complete our silicon anode process may materially exceed our estimates, if we are able to complete it at all. Even if we are successful in the establishment of the new facility, our manufacturing capabilities could be affected by cost-overruns, permitting issues, unexpected delays, equipment failures, supply chain constraints, natural disasters, including earthquakes, fire, floods and typhoons, power failures, telecommunications failures, break-ins, war, riots, terrorist attacks, pandemics, and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy, or cause the loss or corruption of data or malfunctions of software or hardware, and have a material adverse effect on our business.
We may not succeed in retaining and attracting key employees, particularly technical talent, needed to operate and build our business successfully.
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, particularly technical talent, and as a relatively small company with key talent residing in a limited number of employees, our operations may be severely disrupted if we lost their services. In particular, we are highly dependent on the services of Dr. Kang Sun, our CEO, and other senior technical and management personnel, including our executive officers, who would be difficult to replace.
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
We face risks related to significant changes in the United States’ trade policy, such as the imposition or plan to impose tariffs on certain product categories imported from China and other countries. These countries have taken or may plan to take retaliatory actions, including imposing additional tariffs on the importation of a wide range of products from the United States, which could potentially lead to adverse impacts on global trade. In addition, such events could cause inflation or general economic and geopolitical uncertainty, including the recent economic uncertainty and volatility, any of which could negatively impact our operations, or those of our customers, suppliers and manufacturers. We also face risks related to political change, terrorist activity, and armed conflict such as the military conflicts between Russia and Ukraine and in the Middle East. These military conflicts have led to volatility in the global economy, and may contribute to inflation, volatility in the credit and capital markets, and interruption in the global supply chain. Although these global risks did not have a significant adverse impact on us as of March 31, 2025, the extent and future outcome of such risks are highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.
Currency fluctuations, geopolitics, trade barriers, embargoes, increased tariffs and retaliatory actions or shortages and other general economic or political conditions may limit our ability to obtain key components for our batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could materially and adversely affect our business, financial condition, results of operations and prospects.
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
For our customers who individually represent 10% or more of our revenue, three customers together accounted for approximately 66% and 55% of our revenue during the three months ended March 31, 2025 and 2024, respectively. Certain of our customers, including customers that represent a significant portion of our business, have in the past reduced their spending with us or terminated their agreements with us, which has reduced our anticipated future cash receipts or revenue from these customers. It is not possible for us to predict the future level of demand from our larger customers for our battery products, and there can be no assurance that our existing customers will continue to purchase from us.
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
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million, as described in the prospectus supplement dated October 10, 2023 filed with the SEC.
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
More specifically, while the construction schedule for our GWh-scale manufacturing facility will be determined based on, among other factors, the availability and timing of funding, our capital expenditures and working capital requirements may increase materially, if we construct our automated, high-volume manufacturing lines and scale up production. Additionally, we expect our operating expenses may increase substantially on account of increased headcount and other general and administrative expenses necessary to support a rapidly growing company.
As a result, we may need to access the debt and equity capital markets, including through the At Market Financing, to obtain additional financing in the future. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including:
•market or economic conditions;
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
In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, the financial services industry or the financial markets generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity challenges. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to generate sufficient funds from operations, raise additional capital or access our existing funds, we may be forced to take actions to reduce our capital or operating expenditures, including by eliminating redundancies, or reducing or delaying our production facility expansions, which may adversely affect our business, financial condition, results of operations and prospects.
It is not possible to predict the actual number of shares we will sell under the Sales Agreement, if any, or the gross proceeds resulting from those sales.
Under the Sales Agreement, we may offer and sell, from time to time, through the Sales Agents, shares of our common stock with an aggregate offering price of not more than $100.0 million. During the three months ended March 31, 2025 and from the date of the Sales Agreement through March 31, 2025, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $8.5 million and $42.2 million, respectively.
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
We have incurred net losses since our inception. For example, during the three months ended March 31, 2025 and 2024, we generated net losses of $9.4 million and $9.9 million, respectively, with revenue of $11.3 million and $2.3 million, respectively. We may continue incurring net losses in the future as we, among other things, endeavor to hire the experienced scientific, quality-control, and manufacturing personnel needed to operate our scaled manufacturing processes; increase our sales and marketing activities; expand our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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
In 2023 and 2022, we identified material weaknesses in our internal control over financial reporting pertaining to the inadequate design and maintenance of our internal control over our financial reporting and close activities and inadequate segregation of duties. Although those material weaknesses were remediated as of December 31, 2024, there can be no assurance that we will not experience additional material weaknesses in the future. We continue to assess our internal controls and procedures and intend to take further actions as necessary or appropriate to address any other matters we may identify in the future. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to prevent or avoid potential future material weaknesses in internal control over financial reporting. In addition, it is possible that control deficiencies or significant deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition, lead to a default under future indebtedness, and could have a material adverse effect on our business, financial condition, cash flow or results of operations.
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
Accordingly, our business, financial condition, results of operations and prospects may be adversely affected by certain events or activities, including, but not limited to:
•changes in fiscal or contracting policies or decreases in spending by government agencies and contractors or available government funding;
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
We have in the past experienced infringement claims from non-practicing organizations (sometimes referred to as “patent trolls”) filing lawsuits for patent infringement. For example, in December 2020, we settled a patent infringement case against us and agreed to make licensing payments in connection with such settlement. We may be subject to additional infringement claims in the future, and even if we believe such claims are without merit, such claims are time-consuming, expensive to litigate or settle and can divert management’s resources and attention. An adverse determination could require that we pay damages, which could be substantial, or that we stop using technologies found to be in violation of a third party’s rights and could prevent us from selling our batteries. In order to avoid these restrictions, we may have to seek a license for the technology. Any such license may not be available on reasonable terms or at all, could require us to pay significant royalties and may significantly increase our operating expenses or otherwise seriously harm our business or results of operations.
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

The United States government has and continues to make significant changes in United States trade policy and has taken certain actions that could negatively impact trade, including imposing tariffs on certain goods imported into the United States. More specifically, the United States government has imposed and threatened to continue to impose significant tariffs on certain product categories imported from China and other nations. These countries have taken or have threatened to take retaliatory actions, including imposing additional tariffs on their importation of a wide range of products from the United States, which may lead to adverse impacts to global trade. Such tariffs imposed by the United States, if expanded to other categories, could have a significant impact on our business, particularly the importation of parts of our batteries and certain production equipment that are manufactured in China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of March 31, 2025, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States and retaliatory actions by other countries could have a material adverse effect on our business, financial condition and results of operations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States, China, or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States, China, or other countries could exacerbate these actions and other governmental intervention.
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
The U.S. or foreign governments may take additional administrative, legislative, or regulatory action that could materially interfere with our ability to source from or sell products in certain countries. Sustained uncertainty about, or worsening of, current global economic conditions and further escalation of trade tensions between the United States and its trading partners, especially China, could result in economic downturns, business interruptions affecting the global economy and capital markets, such as uncertainty in the global markets, inflation, recessionary trends, and long-term changes to global trade, including retaliatory trade restrictions that restrict our ability to operate in China or other countries. Any alterations to our business strategy or operations made in order to adapt to or comply with any such changes would be time-consuming and expensive, and certain of our competitors may be better suited to withstand or react to these changes.
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
As of March 31, 2025, our executive officers and directors as a group beneficially own approximately 12.9% of our outstanding common stock. These stockholders are able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.
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
Additionally, we have filed registration statements to register the following:
i. Shares reserved for future issuance, including shares issuable upon vesting of the outstanding restricted stock units, under the Amprius Technologies, Inc. 2022 Equity Incentive Plan, which totaled 23,308,364 shares as of March 31, 2025;
ii. Shares reserved for future issuance under the Amprius Technologies, Inc. 2022 Employee Stock Purchase Plan, which totaled 3,893,560 shares as of March 31, 2025;
iii. Shares issuable upon exercise of the options outstanding under the Amprius Technologies, Inc. 2016 Equity Incentive Plan, which totaled 10,255,612 shares as of March 31, 2025; and
iv. Shares issuable upon exercise of the options outstanding under the Amprius Inc.’s 2008 Stock Plan and the Amprius Inc.’s Second Equity Incentive Plan, which we assumed in October 2024 and totaled 6,959,309 shares as of March 31, 2025.
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
As of March 31, 2025, we had a total of 16,692,572 public warrants, 300,000 private warrants and 2,052,500 PIPE warrants outstanding. The exercise price of the private warrants and public warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share, though we and, in certain cases, the warrant agent have the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the current trading price for our common stock. To the extent the warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Shares of common stock issuable pursuant to the warrants are not subject to lock-up restrictions. As such, once the warrants are exercised, the holder of such shares issuable upon the exercise of the warrants will be able to resell the shares to the market, subject to other applicable laws. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. Further, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, such warrants may expire worthless.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	September 16, 2022
3.2	Amended and Restated Bylaws of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	March 23, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41314	4.1	September 16, 2022
10.1	Offer Letter Agreement for Tom Stepien, dated April 21, 2025					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

AMPRIUS TECHNOLOGIES, INC.:

May 8, 2025	By:	/s/ Dr. Kang Sun
(Date)		Dr. Kang Sun
Chief Executive Officer
(Principal Executive Officer)

May 8, 2025	By:	/s/ Sandra Wallach
(Date)		Sandra Wallach
Chief Financial Officer
(Principal Financial and Accounting Officer)