Form 10-Q
period 2025-06-30
Amprius Technologies, Inc.
filed 2025-08-07
CIK 1899287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 1, 2025, the registrant had 125,075,837 shares of common stock, par value $0.0001, outstanding.

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
•the expected addressable markets for our products;
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
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•our ability to execute our business model, including scaling production and increasing the addressable markets for our products and services;
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
•the effect of other factors, such as abrupt political change, geopolitics, currency fluctuations, embargoes, shortages, terrorist activity, armed conflict and public health emergencies, on our business; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q, including risk factors discussed in Part II, Item 1A under the heading, “Risk Factors.”

Part I - Financial Information
Item 1. Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except share and par value data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$54,189	$55,155
Accounts receivable, net	10,766	5,580
Inventories	4,335	6,574
Prepaid expenses and other current assets	2,564	1,454
Total current assets	71,854	68,763
Non-current assets:
Property, plant and equipment, net	17,275	17,481
Operating lease right-of-use assets, net	32,623	33,512
Other assets	1,289	1,369
Total assets	$123,041	$121,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,739	$7,424
Accrued and other current liabilities	4,075	4,832
Deferred revenue	840	1,638
Operating lease liabilities	3,425	3,316
Total current liabilities	12,079	17,210
Non-current liabilities:
Operating lease liabilities	34,308	34,443
Total liabilities	46,387	51,653
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 125,075,837 and 116,934,314 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	13	12
Additional paid-in capital	266,723	243,794
Accumulated other comprehensive loss	(7)	—
Accumulated deficit	(190,075)	(174,334)
Total stockholders’ equity	76,654	69,472
Total liabilities and stockholders’ equity	$123,041	$121,125
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenue	$15,067	$3,345	$26,351	$5,681
Cost of revenue	13,727	9,876	27,372	16,657
Gross profit (loss)	1,340	(6,531)	(1,021)	(10,976)
Operating expenses:
Research and development	2,162	1,662	4,165	3,243
Selling, general and administrative	5,991	4,739	11,298	9,032
Total operating expenses	8,153	6,401	15,463	12,275
Loss from operations	(6,813)	(12,932)	(16,484)	(23,251)
Other income, net	443	415	743	848
Net loss	$(6,370)	$(12,517)	$(15,741)	$(22,403)
Weighted-average common shares outstanding:
Basic and diluted	121,783,506	97,048,734	119,854,678	93,538,477
Net loss per share of common stock:
Basic and diluted	$(0.05)	$(0.13)	$(0.13)	$(0.24)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2025	2024	2025	2024
Net loss	$(6,370)	$(12,517)	$(15,741)	$(22,403)
Other comprehensive loss:
Change in foreign currency translation adjustment	(3)	—	(7)	—
Comprehensive loss	$(6,373)	$(12,517)	$(15,748)	$(22,403)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Six months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2024	116,934,314	$12	$243,794	$—	$(174,334)	$69,472
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	2,585,646	—	8,429	—	—	8,429
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,026,117	—	48	—	—	48
Stock-based compensation	—	—	1,822	—	—	1,822
Net loss	—	—	—	—	(9,371)	(9,371)
Other comprehensive loss	—	—	—	(4)	—	(4)
Balance as of March 31, 2025	120,546,077	$12	$254,093	$(4)	$(183,705)	$70,396
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	3,175,850	1	9,706	—	—	9,707
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,353,910	—	1,018	—	—	1,018
Stock-based compensation	—	—	1,906	—	—	1,906
Net loss	—	—	—	—	(6,370)	(6,370)
Other comprehensive loss	—	—	—	$(3)	—	(3)
Balance as of June 30, 2025	125,075,837	$13	$266,723	$(7)	$(190,075)	$76,654

	Six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2023	88,869,463	$9	$189,454	$—	$(129,663)	$59,800
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	2,853,266	—	8,746	—	—	8,746
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	551,436	—	28	—	—	28
Stock-based compensation	—	—	1,247	—	—	1,247
Net loss	—	—	—	—	(9,886)	(9,886)
Balance as of March 31, 2024	92,274,165	$9	$199,475	—	$(139,549)	$59,935
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	1,043,053	—	2,074	—	—	2,074
Issuance of common stock upon exercise of stock warrants, net of issuance cost	13,075,664	2	13,626	—	—	13,628
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,585,405	—	68	—	—	68
Stock-based compensation	—	—	1,941	—	—	1,941
Net loss	—	—	—	—	(12,517)	(12,517)
Balance as of June 30, 2024	107,978,287	$11	$217,184	$—	$(152,066)	$65,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(15,741)	$(22,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,728	3,188
Depreciation and amortization	1,961	2,053
Non-cash operating lease expense	2,571	2,571
Other non-cash items	818	—
Changes in operating assets and liabilities:
Accounts receivable	(6,005)	(473)
Inventories	2,240	(797)
Deferred costs	—	(380)
Prepaid expenses and other current assets	(911)	(185)
Other assets	20	(12)
Accounts payable	(3,809)	2,061
Accrued and other current liabilities	(758)	(2,518)
Deferred revenue	(798)	(283)
Operating lease liabilities	(1,707)	(560)
Net cash used in operating activities	(18,391)	(17,738)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,629)	(5,501)
Net cash used in investing activities	(1,629)	(5,501)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the At Market Issuance Sales Agreement, net	18,195	10,861
Proceeds from issuance of common stock upon exercise of stock warrants	—	14,384
Payment of equity financing costs	—	(216)
Proceeds from exercise of stock options	1,066	96
Net cash provided by financing activities	19,261	25,125
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(759)	1,886
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(7)	—
Cash, cash equivalents and restricted cash equivalents, beginning of period	56,411	45,817
Cash, cash equivalents and restricted cash equivalents, end of period	$55,645	$47,703

Reconciliation of cash, cash equivalents and restricted cash equivalents shown on the condensed consolidated balance sheets:
Cash and cash equivalents	$54,189	$46,447
Restricted cash equivalents included in prepaid expenses and other current assets	200	—
Restricted cash equivalents included in other assets	1,256	1,256
Total cash, cash equivalents and restricted cash equivalents	$55,645	$47,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Overview
Company Background and Nature of Operations
Amprius Technologies, Inc. (hereafter referred to as the “Company,” “we,” “us,” or “our”) develops, manufactures and markets lithium-ion batteries for mobility applications, including the aviation, electric vehicle and light electric vehicle industries. We have been in commercial battery production since 2018 and our disruptive silicon anode technology is intended to enable batteries with higher energy density, higher power density and fast charging capabilities over a wide range of operating temperatures and safety. We are incorporated in the State of Delaware. Our corporate headquarters is located in Fremont, California.
Liquidity and Capital Resources
As of June 30, 2025, we had cash and cash equivalents of $54.2 million. We believe that our cash and cash equivalents will be sufficient to fund our obligations over twelve months from the date these condensed consolidated financial statements are issued. In addition, we may receive additional funds from the issuance and sale of our shares of our common stock under the At Market Issuance Sales Agreement (the “Sales Agreement”), which we entered into with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (the “Sales Agents”) on October 2, 2023. Under the Sales Agreement, we may offer and sell, from time to time, shares of our common stock with an aggregate offering price of not more than $100.0 million. During the six months ended June 30, 2025 and from the date of the Sales Agreement through June 30, 2025, we sold shares of our common stock under the Sales Agreement resulting in aggregate gross proceeds of approximately $18.7 million and $53.3 million, offset by related commissions and transaction fees of approximately $0.5 million and $1.3 million, respectively. We may also receive additional funds if our outstanding stock warrants are exercised for cash. As of June 30, 2025, approximately $46.7 million is available under the Sales Agreement.
Since our inception, we have incurred recurring losses and negative cash flows from operations. During the three and six months ended June 30, 2025, we incurred a net loss of $6.4 million and $15.7 million, respectively, and at June 30, 2025, our accumulated deficit was $190.1 million. We expect to incur additional losses in the future as we scale our business and increase our operating expenditures, including our research and development spend. We may raise additional funds in order to meet our future operating and capital expenditure requirements, and we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If sufficient funding is not raised, we may need to reduce our spending activities, which may negatively affect our ability to achieve our operating goals. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution.
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
Although these global risks did not have a significant adverse impact on us as of June 30, 2025, the extent and future outcome of such risks are highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.

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

Fair Value Measurements
We had money market funds totaling $25.7 million and $23.5 million as of June 30, 2025 and December 31, 2024, respectively, which were measured at Level 1 fair value based on the active market price of the instruments and included in cash and cash equivalents, prepaid expenses and other current assets, and other assets in the accompanying condensed consolidated balance sheets.
We did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of June 30, 2025 and December 31, 2024.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2025 and 2024.
Restricted Cash Equivalents
Restricted cash equivalents, which are included within prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets, consist of cash deposits required to satisfy the insurance bond requirement for our importation of goods and the letter of credit requirements under our lease agreements. Restricted cash equivalents included within prepaid expenses and other current assets was $0.2 million and other assets was $1.3 million, as of June 30, 2025. Restricted cash equivalents included within other assets in the accompanying condensed consolidated balance sheets was $1.3 million as of December 31, 2024.
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
Many of our customers are in the aviation industry, although our batteries have applications across all segments of electric mobility. As of June 30, 2025 and December 31, 2024, there were two customers in each period that represented in aggregate approximately 71% and 50% of our total accounts receivable, respectively. An adverse impact in the aviation industry may adversely affect our relationship with our customers, which could affect our future financial condition, results of operations and cash flows.
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
Our CODM does not measure segment assets for the purposes of allocating resources to, and assessing the performance of, our battery business.
The following table shows our revenue by geographic area based on the delivery location of our battery products and services (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
United States	$2,064	$1,337	$3,986	$2,159
Rest of the world	13,003	2,008	22,365	3,522
Total	$15,067	$3,345	$26,351	$5,681
All of our property, plant and equipment are geographically located in the United States.
There were two customers that individually represented 41% and 11% of our revenue during the three months ended June 30, 2025 compared to three customers that individually represented 15%, 12% and 11% of our revenue during the three months ended June 30, 2024. There were three customers that individually represented 35%, 13% and 11% of our revenue during the six months ended June 30, 2025 compared to one customer that represented 14% of our revenue during the six months ended June 30, 2024.
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
Foreign currency gains or losses, which were de minimis during the three and six months ended June 30, 2025 and 2024, resulting from the effect of exchange rate changes on transactions and remeasurement of monetary assets and liabilities denominated in foreign currencies are recorded as other income, net within the accompanying condensed consolidated statements of operations.
Significant Accounting Policies
As of June 30, 2025, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2024.
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue from customers:
Sale of battery products	$14,542	$3,345	$25,526	$5,681
Customization design services	325	—	325	—
Other revenue – government grants	200	—	500	—
Total revenue	$15,067	$3,345	$26,351	$5,681
Revenue from the sale of battery products also includes bill-and-hold arrangements, which were $6.2 million and $11.5 million during the three and six months ended June 30, 2025 and $0.6 million and $0.7 million during the three and six months ended June 30, 2024, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in accounts receivable, contract assets recorded as unbilled receivables, and contract liabilities recorded as deferred revenue.
Accounts receivable represents our right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. Accounts receivable was $10.8 million, $5.6 million and $1.3 million as of June 30, 2025, December 31, 2024 and December 31, 2023, respectively.
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. We had no contract assets as of both June 30, 2025 and December 31, 2024.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of revenue recognition. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. Deferred revenue was $0.8 million, $1.6 million and $3.4 million as of June 30, 2025, December 31, 2024 and December 31, 2023, respectively. Deferred revenue balances fluctuate due to timing of the billings made versus revenue being recognized upon transfer of control. During the three and six months ended June 30, 2025, revenue recognized from the prior year deferred revenue balance was $0.8 million and $1.1 million, respectively. During the three and six months ended June 30, 2024, revenue recognized from the prior year deferred revenue balance was $0.5 million and $1.0 million, respectively.
Remaining Performance Obligations
We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of June 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations that were unsatisfied or partially unsatisfied, including deferred revenue and government grants, was approximately $29.1 million. Given the applicable contract terms, the Company expects all of the remaining performance obligations to be recognized as revenue within one year. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.

Note 4. Inventories
Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$15	$146
Work in process	512	117
Finished goods	3,808	6,311
Inventories	$4,335	$6,574
Note 5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Production equipment	$10,158	$7,474
Lab equipment	1,921	1,921
Leasehold improvements	11,573	11,555
Furniture, fixtures and other equipment	300	300
Construction in progress	7,272	8,219
Property, plant and equipment, at cost	31,224	29,469
Less: accumulated depreciation and amortization	(13,949)	(11,988)
Property, plant and equipment, net	$17,275	$17,481
Construction in progress consists primarily of production and other equipment that have not been placed in service as of June 30, 2025 and December 31, 2024.
Depreciation and amortization expense was $1.1 million and $2.0 million during the three and six months ended June 30, 2025 and $1.1 million and $2.1 million during the three and six months ended June 30, 2024, respectively.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued compensation and benefits	$2,622	$3,428
Accrued professional fees	195	418
Accrued purchases of finished goods for resale	831	783
Other	427	203
Total accrued and other current liabilities	$4,075	$4,832
Note 7. Stockholders’ Equity
Common Stock and Preferred Stock
As of June 30, 2025, we had a total of 1,000,000,000 shares of stock authorized to be issued, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. We have not declared any dividends through June 30, 2025.

Equity Incentive Plans
As of June 30, 2025, our Equity Incentive Plans consisted of the following: (i) the 2022 Equity Incentive Plan (the “2022 Plan”), (ii) the 2016 Equity Incentive Plan (the “2016 Plan”) and (iii) Amprius, Inc.’s (“Amprius Holdings”) 2008 Stock Plan and Second Equity Incentive Plan (the “Amprius Holdings Plans”), which we assumed from Amprius Holdings on October 23, 2024, collectively referred herein as “Equity Incentive Plans.”
2022 Plan. The 2022 Plan was adopted effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), or performance awards and may be granted to directors, employees or consultants. As of June 30, 2025, the total number of shares reserved for issuance, including shares issuable upon vesting of outstanding RSUs, under the 2022 Plan was 22,664,319. Such number of shares also include the annual increase in shares reserved pursuant to the evergreen provisions contained in the 2022 Plan and the number of shares from equity awards under the 2016 Plan that were cancelled, expired or otherwise terminated without having been exercised in full, were tendered to or withheld for payment of an exercise price or for tax withholding obligations, or were forfeited to or repurchased due to failure to vest. The number of shares available for issuance under the 2022 Plan may be increased annually at the beginning of the fiscal year, subject to certain limitations.
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
As of June 30, 2025, all grants made under our Equity Incentive Plans had been stock options or RSUs.
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
As of June 30, 2025, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $1.3 million, which we expect to recognize over a weighted-average period of 1.1 years.
RSUs
The fair value of RSUs is determined based upon the market closing price of our common stock on the date of grant. RSUs generally vest over a period of approximately four years from the date of grant, subject to the continued employment or services of the grantee.
As of June 30, 2025, the total unrecognized stock-based compensation expense related to the unvested RSUs was approximately $13.8 million, which we expect to recognize over a weighted-average period of 2.9 years.
Employee Stock Purchase Plan (“ESPP”)
As of June 30, 2025, there were no offerings established under the ESPP. We adopted the ESPP effective September 14, 2022. As of June 30, 2025, the total number of shares reserved for issuance was 3,893,560, which number may be increased annually at the beginning of the fiscal year, subject to certain limitations. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees an opportunity to purchase our common stock at a discount through payroll deductions. Under the ESPP, we may specify offering periods, provided that no offering period will have a duration exceeding 27 months. The purchase price per share is equal to 85% of the fair market value of our common stock on the (i) offering date or (ii) purchase date, whichever is lower.

Common Stock Warrants
Shown below is a summary of our outstanding stock warrants:

	Public warrants	Private warrants	PIPE warrants	Total
Outstanding, December 31, 2024	16,692,572	300,000	2,052,500	19,045,072
Exercise of stock warrants	—	—	—	—
Outstanding, June 30, 2025	16,692,572	300,000	2,052,500	19,045,072
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
Sales Agreement
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million. During the six months ended June 30, 2025 and 2024, we sold 5.8 million and 3.9 million shares of our common stock under the Sales Agreement resulting in gross proceeds of approximately $18.7 million and $11.1 million, offset by related commissions and transaction fees of approximately $0.5 million and $0.2 million, respectively. From inception through June 30, 2025, we sold 20.6 million shares resulting in gross proceeds of approximately $53.3 million, offset by related commissions and transaction fees of approximately $1.3 million. As of June 30, 2025, approximately $46.7 million is available under the Sales Agreement.
Stock-Based Compensation
Stock-based compensation from stock options and RSUs under our Equity Incentive Plans were included in the following lines in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of revenue	$220	$242	$460	$409
Research and development	313	270	567	440
Selling, general and administrative	1,373	1,429	2,701	2,339
Total stock-based compensation expense	$1,906	$1,941	$3,728	$3,188
Note 8. Income Taxes
We have no income tax expense as a result of the continued generation of net operating losses (“NOLs”), offset by a full valuation allowance recorded on such NOLs as we determined it is not more-likely-than-not that our NOLs will be utilized.

Note 9. Leases
As of June 30, 2025, we had non-cancelable operating leases for our corporate headquarters and manufacturing facilities located in Fremont, California and in Brighton, Colorado. Our Fremont, California lease, which expires in June 2027, provides us with an option to extend the term for one additional 5-year period and we determined with reasonable certainty that we will exercise such option. Our Brighton, Colorado lease, which expires in May 2039, provides us with an option to extend the term for two additional 5-year periods, but we have not determined with reasonable certainty that we will exercise such option. Our operating leases do not contain any material residual value guarantees. We had no leases that were classified as finance leases as of June 30, 2025 and December 31, 2024.
The components of lease expense during the three and six months ended June 30, 2025 and 2024 are shown in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease expense	$1,286	$1,286	$2,571	$2,571
Variable lease expense	689	296	1,475	407
Short-term lease expense	27	23	52	45
Total lease expense	$2,002	$1,605	$4,098	$3,023
Other information about our operating leases during the six months ended June 30, 2025 and 2024 are shown in the table below (amounts in thousands):

	Six months ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$1,707	$560
Weighted-average remaining lease term	13.0 years	13.9 years
Weighted-average discount rate	9.5%	9.4%
Future operating lease payments, net of tenant improvement allowance, as of June 30, 2025 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2025	$1,742
2026	2,534
2027	5,025
2028	5,185
2029	5,344
2030	5,509
Thereafter	42,931
Total lease payments, net of tenant improvement allowance	68,270
Less - present value adjustments	(30,537)
Total operating lease liabilities	$37,733
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

Note 11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(6,370)	$(12,517)	$(15,741)	$(22,403)
Denominator:
Weighted-average number of common shares outstanding	121,783,506	97,048,734	119,854,678	93,538,477
Basic and diluted net loss per common share	$(0.05)	$(0.13)	$(0.13)	$(0.24)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share in both the three and six month periods because their inclusion would have been anti-dilutive:

	June 30,
	2025	2024
Stock warrants	19,045,072	34,645,072
Stock options	16,505,056	11,020,937
RSUs	5,585,197	4,834,026
Total	41,135,325	50,500,035

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
Overview
Amprius Technologies, Inc. (hereafter referred to as the “Company,” “we,” “us,” or “our”) develops, manufactures and markets lithium-ion batteries for mobility applications, including the aviation, electric vehicle (“EV”) and light electric vehicle (“LEV”) industries. We have been in commercial battery production since 2018 and our disruptive silicon anode technology is intended to enable batteries with higher energy density, higher power density and fast charging capabilities over a wide range of operating temperatures. This results in our batteries providing superior performance and safety compared to conventional graphite lithium-ion batteries. Our silicon anodes are a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries, and our manufacturing processes leverage the manufacturing processes for conventional lithium-ion batteries and the related supply chain.
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems or UAS, such as drones and high altitude pseudo satellites or HAPS. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by various customers, including our longtime partners such as AALTO Airbus, AeroVironment, BAE Systems, Kraus Hamdani Aerospace, Teledyne FLIR and the U.S. Army. Our total customer engagements since inception grew to over 360 with shipments to 93 customers during the three months ended June 30, 2025, with 43 new customers. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are protected by our portfolio of patents, trade secrets and know-how developed over 15 years of research and development.
We currently offer high performance silicon anode batteries under the following product platforms: (i) SiCore and (ii) SiMaxx.
Our SiCore batteries were developed in collaboration with Berzelius (Nanjing) Co., Ltd. (“Berzelius”), a former affiliated company. We began limited shipment of SiCore batteries in 2023, which generated a strong demand from our customers. In order to support such demand, we entered into a supply agreement with Berzelius in November 2023 (the “Exclusive Supply Agreement”), which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. In January 2024, we announced the full commercial launch of our SiCore batteries and accelerated engagement with our addressable markets. We entered into manufacturing supply agreements with three global contract manufacturing companies, which provided us an opportunity to rapidly scale production and ship a large volume of SiCore batteries to our customers. As of June 30, 2025, we had access, through Berzelius and our manufacturing supply agreements with our global contract manufacturers, to annual production of up to 1.8 GWh of SiCore batteries in pouch, cylindrical and prismatic formats.
In addition, in May 2025, we entered into a contract manufacturing agreement with a leading battery manufacturer in South Korea, which is expected to enhance our ability to deliver high-performance SiCore cells at scale. Initial production is expected to include a balanced SiCore cell engineered to deliver high-energy and high-power performance for an advanced drone.
In July 2025, we announced the delivery of our SiCore battery cells that were manufactured at our Fremont, California facility, as a result of our recent manufacturing expansion activities, to multiple advanced drone and unmanned aerial vehicle (UAV) customers. These deliveries include SiCore 450 Wh/kg high-energy cells delivered to AALTO Airbus and balanced energy-and-power cells to drone manufacturers supporting tactical and commercial missions. We have expanded production at our pilot line in Fremont, California to expedite the SiCore qualification process with our customers. As customers move through the qualification process and request high volume orders, we are able to deliver through our existing contract manufacturers.

In addition, we intend to continue to add to our manufacturing capacity in our Fremont, California facility with support from the U.S. Government Defense Innovation Unit through a $10.5 million contract awarded in July 2025.
Our SiMaxx batteries are currently manufactured at our Fremont, California facility. We have completed the retrofit of our anode fabrication machine and are optimizing our manufacturing protocol to maximize output of our SiMaxx 500 Wh/kg battery platform. This platform was validated by a third party and supports our key development agreements with long term customers.
On May 1, 2025, Tom Stepien was appointed President of Amprius and oversees our commercial growth and market expansion to meet the accelerating demand for our high-performance silicon battery technology. Mr. Stepien brings over 35 years of experience across customer-focused, innovation-driven technology companies. He is focused on expanding strategic partnerships, strengthening customer relationships, and opening new growth opportunities in high-impact markets.
At Market Issuance Sales Agreement (“Sales Agreement”)
On October 2, 2023, we entered into the Sales Agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (collectively, the “Sales Agents”), pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million, as described in the prospectus supplement dated October 10, 2023 filed with the Securities and Exchange Commission (the “SEC”). During the six months ended June 30, 2025 and from the date of the Sales Agreement through June 30, 2025, we sold shares of our common stock under the Sales Agreement resulting in aggregate gross proceeds of approximately $18.7 million and $53.3 million, offset by related commissions and transaction fees of approximately $0.5 million and $1.3 million, respectively.
Known Trends, Demands, Commitments, Events, or Uncertainties Impacting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Establishing Global Network of Contract Manufacturing Partnerships
As of June 30, 2025, we produce SiCore batteries by leveraging Berzelius’ existing production line and through our manufacturing supply agreements that we entered into in 2024 with three global contract manufacturers. In order to meet the increased demand for our SiCore batteries, we plan to continue to expand our global network of contract manufacturing partnerships in the future. Some of the challenges that we may encounter when we enter into a manufacturing supply arrangement include, among others, the risk of losing control over the manufacturing process of our SiCore batteries, which could lead to quality control issues, delay in production, increase in production costs, and non-compliance with our established standards. In addition, we may encounter a risk of losing control of some of our intellectual property. While we plan to set up business processes, including adding oversight and quality control procedures, in order to manage our contract manufacturing supply arrangements, there can be no assurance that such processes will be effective. As of June 30, 2025, we had access, through our manufacturing supply agreements with our global contract manufacturers, to annual production of up to 1.8 GWh of SiCore batteries in pouch, cylindrical and prismatic formats. In addition, on May 27, 2025, we entered into a contract manufacturing agreement with a leading battery manufacturer in South Korea, which is expected to enhance our ability to deliver high-performance SiCore cells at scale. Initial production is expected to include a balanced SiCore cell engineered to deliver high-energy and high-power performance for an advanced drone. If we partner with other contract manufacturers in the future, we plan to select large, experienced and reputable contract manufacturing companies.
Establishing Manufacturing Capacity
In addition to the manufacturing capacity provided by our global partners, discussed above, we believe that expanding our existing manufacturing capacity would help us meet the growing demand of our customers. We have completed the retrofit of our anode fabrication machine and are in the process of optimizing our manufacturing protocol to maximize output, as well as adding SiCore manufacturing capabilities. We previously announced a plan to build a GWh-scale manufacturing facility in our leased premises in Brighton, Colorado. We completed our pre-construction planning for this facility as of December 31, 2024. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics and have engaged a leading global commercial real estate company to explore the potential sublease of all or a portion of this facility. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision on the next steps and timing.
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
We generate revenue from the (i) sale of finished battery products and (ii) arrangements for customization design services. The customization design services generally include designing and developing custom batteries by applying our existing technology into a customer’s required specifications and delivery of prototype batteries. We recognize revenue at the point in time when control is transferred to the customers, which is generally (i) upon shipment, in the case of sale of finished battery products, and (ii) upon completion and/or delivery of prototype batteries, in the case of customization design services. We also receive government grants and related arrangements from time to time, which we present as a component of revenue. We recognize and measure government grants at fair value when there is a reasonable assurance that we will comply with the conditions of the grants and we will receive the grants. We recognize government grants on a systematic basis over the periods in which we recognize as expenses the related costs for which the grants are intended to compensate.
Cost of Revenue
Cost of revenue, which includes the cost of finished goods sold and the cost of customization design services, are comprised primarily of purchase costs of SiCore batteries from Berzelius and our global contract manufacturing partners, costs of raw materials, labor costs, and allocation of overhead costs incurred in producing SiMaxx and SiCore batteries in Fremont, California, or in performing the customization design services. Labor costs consist of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense. Overhead and other costs consist primarily of outside services, utilities, rent, depreciation expense and other facilities-related costs. Costs related to batteries and design services are recognized in the same period as the associated revenue is recognized. In addition, we include under cost of revenue certain non-capitalizable expenses incurred during the preliminary stage of our plan to construct a GWh-scale manufacturing facility in Brighton, Colorado, such as re-zoning costs and engineering studies as well as rent and other ongoing facilities-related costs. We expect that our cost of revenue will increase for the foreseeable future as we increase the volume of orders for SiCore batteries and scale our business.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 to the Three and Six Months Ended June 30, 2024
The following table summarizes our results of operations during the three and six months ended June 30, 2025 and 2024 (in thousands, except percentage data):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue	$15,067	$3,345	$11,722	350%	$26,351	$5,681	$20,670	364%
Cost of revenue	13,727	9,876	3,851	39%	27,372	16,657	10,715	64%
Gross profit (loss)	1,340	(6,531)	7,871	121%	(1,021)	(10,976)	9,955	91%
Gross margin	9%	(195)%			(4)%	(193)%
Operating expenses:
Research and development	2,162	1,662	500	30%	4,165	3,243	922	28%
Selling, general and administrative	5,991	4,739	1,252	26%	11,298	9,032	2,266	25%
Total operating expenses	8,153	6,401	1,752	27%	15,463	12,275	3,188	26%
Loss from operations	(6,813)	(12,932)	6,119	(47)%	(16,484)	(23,251)	6,767	(29)%
Other income	443	415	28	7%	743	848	(105)	(12)%
Net loss	$(6,370)	$(12,517)	$6,147	(49)%	$(15,741)	$(22,403)	$6,662	(30)%
Revenue
Revenue increased by $11.7 million, or 350%, to $15.1 million during the three months ended June 30, 2025 from $3.3 million during the same period last year primarily due to a $11.2 million increase in sales of batteries, driven by sales of our SiCore batteries, and the increase in new customers as well as the overall increase in volume of orders from new and existing customers, a $0.3 million increase in customization design services, and a $0.2 million increase in government grants.
Revenue increased by $20.7 million, or 364%, to $26.4 million during the six months ended June 30, 2025 from $5.7 million during the same period last year primarily due to a $19.9 million increase in sales of batteries, driven by sales of our SiCore batteries, and the increase in new customers as well as the overall increase in volume of orders from new and existing customers, a $0.3 million increase in customization design services, and a $0.5 million increase in government grants.
Cost of Revenue
Cost of revenue increased by $3.9 million, or 39%, to $13.7 million and by $10.7 million, or 64%, to $27.4 million during the three and six months ended June 30, 2025, respectively, compared to the same periods last year. These increases were primarily due to purchases of SiCore batteries to support the increase in sales discussed above as well as the increase in costs to produce batteries including increases in personnel-related costs, shipping and handling costs, and other overhead-related costs, primarily shared-facility costs.
Gross Profit

Gross profit increased by $7.9 million, or 121%, to $1.3 million, and by $10.0 million, or 91%, to $(1.0) million during the three and six months ended June 30, 2025, respectively, compared to the same periods last year primarily due to higher sales volume of both SiCore and SiMaxx batteries, as well as product mix.
Research and Development Expense
Research and development expense increased by $0.5 million, or 30%, to $2.2 million, and by $0.9 million, or 28%, to $4.2 million during the three and six months ended June 30, 2025, respectively, compared to the same periods last year primarily due to increases in personnel-related costs, including stock-based compensation expense, from the increase in R&D headcount.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $1.3 million, or 26%, to $6.0 million during the three months ended June 30, 2025 from $4.7 million during the same period last year primarily due to a $0.4 million increase in personnel-related costs including stock-based compensation expense due to the hiring of additional personnel, as well as a $0.9 million increase in professional fees and other administrative costs.
Selling, general and administrative expense increased by $2.3 million, or 25%, to $11.3 million during the six months ended June 30, 2025 from $9.0 million during the same period last year primarily due to a $1.1 million increase in personnel-related costs including stock-based compensation expense due to the hiring of additional personnel, as well as a $1.2 million increase in professional fees and other administrative costs.
Other Income, Net
Other income, net, which consisted primarily of interest income, increased by $28.0 thousand and decreased by $0.1 million during the three and six months ended June 30, 2025 compared to the same periods last year primarily due to timing of funds received under the Sales Agreement and the utilization of our interest-bearing funds for operations.
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
During the three and six months ended June 30, 2025 and 2024, we have financed our operations primarily through revenue generated from operations and proceeds from the issuance of shares of our common stock. We expect to rely on our cash and cash equivalents, which was $54.2 million as of June 30, 2025, and revenue that we expect to generate from operations to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Quarterly Report on Form 10-Q are issued.
As described below, we may receive additional cash if we sell shares of our common stock under the Sales Agreement and if our stock warrants are exercised for cash.
Under the Sales Agreement, we may receive additional cash from the offering and sale of our shares of our common stock with an aggregate offering price of not more than $100.0 million. From the date of the Sales Agreement, the cumulative gross proceeds from the sales of shares of our common stock under the Sales Agreement totaled approximately $53.3 million, offset by related commissions and transaction fees of approximately $1.3 million. As of June 30, 2025, the remaining cash that we could potentially raise under the Sales Agreement was approximately $46.7 million. However, future sales, if any, of shares of common stock under the Sales Agreement will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may be able to raise funds through the Sales Agreement.
We may also receive additional funds from our outstanding stock warrants if those stock warrants are exercised for cash. During the year ended December 31, 2024, we offered the holders of the public and private warrants the opportunity to exercise, for cash, their warrants at a temporarily reduced exercise price of $1.10 per warrant, and we also made a separate tender offer to the holders of private warrants to exchange their warrants, on a cashless basis, for shares of our common stock. The net proceeds from our cash tender offer, which expired on June 11, 2024, totaled $13.6 million. As of June 30, 2025, we had a total of 16,692,572 public warrants, 300,000 private warrants and 2,052,500 PIPE warrants outstanding. The exercise price of our public warrants and private warrants is $11.50 per warrant, and the exercise price of the PIPE warrants is $12.50 per warrant, although we have, and, in certain cases, together with the warrant agent have, the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the trading price of our common stock at that time. We believe that the likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon market conditions.
Our ability to become profitable is dependent upon future events, including obtaining adequate financing to fund our business plan, optimizing our manufacturing capacity, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.
We have incurred net losses to date. We expect our working capital requirements may increase in the near future as we scale our business, which could result in additional net losses. During the three and six months ended June 30, 2025, our net loss was $6.4 million and $15.7 million, respectively. We expect that the additional net losses in the future could be attributed to an increase in our operating expenses as we increase our headcount and incur costs to continue developing new products and other R&D initiatives.
At present, we do not expect that our capital expenditure requirements will increase materially. In July 2025, we announced the delivery of our SiCore battery cells that were manufactured at our facility in Fremont, California, as a result of our recent manufacturing expansion activities, to multiple advanced drone and UAV customers. These deliveries include 450 Wh/kg high-energy cells delivered to AALTO Airbus and balanced energy-and-power cells to drone manufacturers supporting tactical and commercial missions.
In addition, we intend to continue to invest in expanding our manufacturing capabilities and capacity in our Fremont, California facility to include electrode manufacturing with support from the U.S. Government Defense Innovation Unit through a $10.5 million contract awarded in July 2025.
As previously discussed, we completed our pre-construction planning for the Brighton, Colorado facility as of December 31, 2024. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics and have engaged a leading global commercial real estate company to explore the potential sublease of all or a portion of this facility. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision on the next steps and timing.
As of June 30, 2025, our contractual obligations consisted primarily of our non-cancellable operating lease agreements for our corporate headquarters and manufacturing facilities in Fremont, California and in Brighton, Colorado. As of June 30, 2025, the total future minimum lease payable, net of tenant improvement allowance, over the remaining weighted-average lease term of 13.0 years was approximately $68.3 million. Approximately $4.1 million of which is payable over the next twelve months. Please refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our leases.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Six months ended June 30,		Change
	2025	2024	$
Net cash used in operating activities	$(18,391)	$(17,738)	$(653)
Net cash used in investing activities	$(1,629)	$(5,501)	$3,872
Net cash provided by financing activities	$19,261	$25,125	$(5,864)

Net Cash Used in Operating Activities
Our primary source of cash provided by operations is revenue from the sale of batteries and from government grants. Our uses of cash in our operating activities primarily include payments for personnel-related costs, procurement of SiCore batteries, procurement of materials used to produce batteries and to conduct research, as well as professional fees, and other general corporate expenses.
Net cash used in operating activities increased to $18.4 million during the six months ended June 30, 2025 from $17.7 million during the same period last year primarily due to the timing of cash received from our customers for the sale of SiCore batteries and paying our suppliers and other creditors, an increase in lease payments, as well as the increase due to higher personnel-related costs related to newly hired employees. This increase was partially offset by reduced inventory levels by selling finished goods within the period.
Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities decreased to $1.6 million during the six months ended June 30, 2025 from $5.5 million during the same period last year primarily due to the timing of the construction of leasehold improvements in our manufacturing facilities and the timing of purchases of other production equipment in connection with our Fremont expansion.
Net Cash Provided by Financing Activities
Our primary source of cash provided by financing activities consists of proceeds from the issuance of common stock. Our cash usage for financing activities consists primarily of payments related to the issuance of common stock.
Net cash provided by financing activities decreased to $19.3 million during the six months ended June 30, 2025 from $25.1 million during the same period last year, primarily due to the cash received upon exercise of our public and private warrants in the prior year period. Our primary sources of cash from financing activities during the six months ended June 30, 2025 were the net proceeds from the issuance of common stock under the Sales Agreement and from the exercise of stock options.
Related Party and Other Transactions
Our Chief Executive Officer (“CEO”) serves as a member of the board of directors of Berzelius and its holding company. Our CEO and our company have no direct or indirect controlling interest in Berzelius and its affiliates and, similarly, Berzelius and its affiliates have no direct or indirect controlling interest in our company. We developed our SiCore batteries through our collaboration with Berzelius. In November 2023, we entered into the Exclusive Supply Agreement with Berzelius, which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. We purchased, and may continue to purchase from Berzelius, SiCore batteries and raw materials for our battery production and R&D activities. As of June 30, 2025, we had no purchase commitments with Berzelius.
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
There have been no changes to our critical accounting estimates during the six months ended June 30, 2025.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our CEO and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our SiCore batteries are based on the innovative, proprietary material system developed by Berzelius and are currently manufactured by our manufacturing partners. Our SiCore batteries have been produced under contract manufacturing agreements with Berzelius and other partners. However, to facilitate this product expansion, we entered into the Exclusive Supply Agreement with Berzelius, pursuant to which Berzelius agreed, among other things, (i) to manufacture for, and sell exclusively to, Amprius its proprietary silicon anode materials in the United States, Canada and Mexico and (ii) to use best efforts to prioritize fulfillment of Amprius’ forecasted orders, if any. The Exclusive Supply Agreement does not include any commercial terms, and until such time as we are able to establish mutually agreeable commercial terms thereunder, if we are able to at all, the purchase of the materials under the Exclusive Supply Agreement by Amprius will be specified in written purchase orders mutually agreeable to the parties. In addition, as of June 30, 2025, we had access, through our manufacturing supply agreements with our global contract manufacturers, to annual production of up to 1.8 GWh of SiCore batteries in pouch, cylindrical and prismatic formats, and are engaging with potential additional partners across a network of established Asia-based contract manufacturers. Our reliance on Berzelius or other third parties to manufacture our batteries or battery materials subjects us to certain risks, including but not limited to:
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
We may require significant capital to develop and grow our business and expect to incur significant capital expenditures and other expenses, including those relating to the expansion of our manufacturing capacity, development and establishment of our high-volume manufacturing lines, raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs. Our profitability will not only depend on our ability to successfully market our batteries, but also our ability to control our costs. Some of the processes in the manufacturing of our silicon anodes require chemical vapor deposition, for which equipment is more costly than those involved in standard anode production techniques. If we are unable to cost efficiently, design, manufacture, market, sell and distribute our batteries, our margins, profitability and prospects would be materially and adversely affected. We partner with our existing contract manufacturers to manufacture and deliver our SiCore cells, and any cost advantage for the production of our batteries at scale, compared to conventional lithium-ion batteries, will require us to manufacture at rates of cell quality, throughput, and yield demonstrated for mature batteries and battery material that we have not yet achieved. If we are unable to achieve these targeted rates through our existing contract manufacturers, our business will be adversely impacted.
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
We have completed the retrofit of our anode fabrication machine and are in the process of optimizing our manufacturing protocol to maximize output, as well as adding SiCore manufacturing capabilities. In April 2023, we entered into a lease agreement for premises consisting of approximately 774,000 square feet of space located in Brighton, Colorado and announced a plan to build a GWh-scale manufacturing facility in those premises. We completed our pre-construction planning for this facility as of December 31, 2024. However, the scope and schedule of the construction of this facility will be determined based on, among other factors, the availability and timing of funding. In addition, we are currently monitoring the larger industry dynamics and have engaged a leading global commercial real estate company to explore the potential sublease of all or a portion of this facility. Changes in demand, supply, battery cost structure, government incentives, trade tariffs, and other considerations may also influence our decision on the next steps and timing. If we decide not to proceed with the project, we may incur significant costs, which may adversely affect us, our financial condition and our growth prospects.
We may need to operate the new manufacturing facility in this new geographic area away from our headquarters. Our potential suppliers and other equipment vendors may also encounter delays, additional costs, and other obstacles in building our manufacturing lines, which are currently unknown. Additionally, although we have tested and validated the performance of our SiMaxx batteries on one of our suppliers’ platform, there is uncertainty as to whether manufacturing SiMaxx batteries in the new manufacturing facility will be successful. Further, if we manufacture SiCore batteries at the new manufacturing facility, our ability to manufacture them depends on our ability to establish mutually agreeable commercial terms with Berzelius under the relevant purchase orders. If we fail to achieve large-scale production of our SiCore batteries, due to our inability to reach an agreement with Berzelius or other third party manufacturers, or if we encounter significant engineering or other challenges, performance issues, delays, unforeseen development costs and other obstacles in building the manufacturing line for SiCore batteries, we may have to continue purchasing SiCore materials and batteries to support our customers’ demands, our results of operations would be negatively impacted.
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
We expanded our product portfolio with the addition of SiCore in 2024 and have made substantial investments to develop new products and enhancements to our existing products. We may forgo or delay pursuit of other opportunities that could have had greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable products or profitable market opportunities. If we fail to pursue products that meet market demand, we may lose our competitive position, our products may become obsolete, and our business, financial condition and results of operations could be adversely affected.
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
We face risks related to significant changes in the United States’ trade policy, such as the imposition or plan to impose tariffs on certain product categories imported from China and other countries. These countries have taken or may plan to take retaliatory actions, including imposing additional tariffs on the importation of a wide range of products from the United States, which could potentially lead to adverse impacts on global trade. In addition, such events could cause inflation or general economic and geopolitical uncertainty, including the recent economic uncertainty and volatility, any of which could negatively impact our operations, or those of our customers, suppliers and manufacturers. We also face risks related to political change, terrorist activity, and armed conflict such as the military conflicts between Russia and Ukraine and in the Middle East. These military conflicts have led to volatility in the global economy, and may contribute to inflation, volatility in the credit and capital markets, and interruption in the global supply chain. Although these global risks did not have a significant adverse impact on us as of June 30, 2025, the extent and future outcome of such risks are highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.
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
We have entered into development agreements and master supply agreements with certain of our customers, and may in the future enter into similar arrangements and development agreements with our customers, including with AALTO Airbus and the U.S. Department of Defense. While offering potential benefits, these strategic alliances with OEMs and others could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by our partners and costs of establishing and maintaining new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of our partners and, to the extent any of them suffers negative publicity or harm to their reputation from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with them. For example, if we rely on our partners’ manufacturing facilities, those operations would be outside of our control. We could experience delays if our partners do not meet agreed-upon timelines or experience capacity constraints, and in turn, we could lose customers and face reputational harm.
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
Our SiCore batteries are based on the innovative, proprietary material system developed by Berzelius, which is a Chinese corporation, and are currently manufactured by our manufacturing partners in China and South Korea. Our customers may choose to reduce future purchases, or not purchase at all, SiCore batteries manufactured outside of the United States. As such, if the construction of our large-scale facility or our development of manufacturing lines that can produce SiCore batteries are delayed, our business and prospects may be materially and adversely affected.
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
We may need additional capital before we commence production at scale, and it may not be available on acceptable terms, if at all. For example, our capital forecast assumes, among other things, that our development timeline progresses as planned and our corresponding expenditures are consistent with current expectations, both of which are subject to various risks and uncertainties, including those described herein, and, as needed, that we are able to utilize the Sales Agreement.
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
As a result, we may need to access the debt and equity capital markets, including through the Sales Agreement, to obtain additional financing in the future. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including:
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
Under the Sales Agreement, we may offer and sell, from time to time, through the Sales Agents, shares of our common stock with an aggregate offering price of not more than $100.0 million. From the date of the Sales Agreement through June 30, 2025, the cumulative gross proceeds from the sales of shares of our common stock under the Sales Agreement totaled $53.3 million. As of June 30, 2025, the remaining cash that we could possibly raise under the Sales Agreement was approximately $46.7 million.
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
We have incurred net losses since our inception. For example, during the six months ended June 30, 2025 and 2024, we reported net losses of $15.7 million and $22.4 million, respectively, with revenue of $26.4 million and $5.7 million, respectively. We may continue incurring net losses in the future as we, among other things, endeavor to hire the experienced scientific, quality-control, and manufacturing personnel needed to operate our scaled manufacturing processes; increase our sales and marketing activities; expand our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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
In July 2025, the One Big Beautiful Bill Act (the “OBBB Act”) made changes to certain international foreign tax credit and domestic tax provisions in the United States, and there is a risk of additional changes in law or regulations under the current presidential administration. We continue to evaluate the potential impact of the OBBB Act and whether it could have a negative impact on our future cash flows. The new presidential administration has also issued Executive Orders calling for substantial overhaul of the U.S. Treasury regulations. As a result, there could be substantial changes to regulations, in connection with both the OBBB Act and with the regulatory overhaul pursuant to Executive Orders, or other changes to tax laws. In addition, many of the states are seeking to increase tax revenues. Such changes may include, but are not limited to, changes in the tax rate or possible suspensions on the use of net operating losses, tax credits, and other tax attributes. Any resulting income tax liabilities may reduce our future cash flows.
The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, results of operations and prospects.
We benefit from certain government subsidies and economic incentives from time to time, including tax credits, rebates and other incentives that support the development and adoption of clean energy technology. Such government subsidies and economic incentives are subject to uncertainties and may be discontinued at any time. For example, the Inflation Reduction Act of 2022 introduced or extended a number of federal tax credits to promote clean energy development. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of clean and renewable energy products or other reasons, may require us to seek additional financing, which may not be obtainable on commercially attractive terms or at all, and may result in the diminished competitiveness of the battery cell industry generally or our silicon anode battery cells in particular. Any change in the level of subsidies and incentives from which we benefit could materially and adversely affect our business, financial condition, results of operations and prospects.
We have received commitments of state and local incentive packages providing approximately $10.0 million in total tax incentives relating to our design and buildout of a GWh-scale facility in Brighton, Colorado. Specifically, the Colorado Economic Development Commission approved up to approximately $5.5 million in Job Growth Incentive Tax Credits for us, over an eight-year period, which are contingent upon our meeting net new job creation and salary requirements. The City of Brighton also approved incentives with a total estimated value of approximately $0.9 million, including a five-year property tax rebate of 100% and a 50% rebate on the city’s use tax collected on construction materials. In addition, the Adams County Regional Economic Partnership approved incentives in the form of tax abatement with performance-based contingencies. If we are not able to achieve the performance-based goals set for the incentives, we may not receive any funding or benefits from the state and local governments of Colorado.
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
We have in the past experienced infringement claims from non-practicing organizations (sometimes referred to as “patent trolls”) filing lawsuits for patent infringement. For example, in December 2020, we settled a patent infringement case against us and agreed to make licensing payments in connection with such settlement. We may be subject to additional infringement claims in the future, and even if we believe such claims are without merit, such claims are time-consuming, expensive to litigate or settle and can divert management’s resources and attention. An adverse determination could require that we pay damages, which could be substantial, or that we stop using technologies found to be in violation of a third party’s rights and could prevent us from selling our batteries. In order to avoid these restrictions, we may have to seek a license for the technology. Any such license may not be available on reasonable terms or at all, could require us to pay significant royalties and may significantly increase our operating expenses or otherwise seriously harm our business or results of operations..
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
The United States government has and continues to make significant changes in United States trade policy and has taken certain actions that could negatively impact trade, including imposing tariffs on certain goods imported into the United States. More specifically, the United States government has imposed and threatened to continue to impose significant tariffs on certain product categories imported from China and other nations. These countries have taken or have threatened to take retaliatory actions, including imposing additional tariffs on their importation of a wide range of products from the United States, which may lead to adverse impacts to global trade. Such tariffs imposed by the United States, if expanded to other categories, could have a significant impact on our business, particularly the importation of parts of our batteries and certain production equipment that are manufactured in China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of June 30, 2025, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States and retaliatory actions by other countries could have a material adverse effect on our business, financial condition and results of operations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States, China, or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States, China, or other countries could exacerbate these actions and other governmental intervention.
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
Our reliance on suppliers in foreign countries, including China and South Korea, subjects us to risks and uncertainties relating to foreign laws and regulations and changes in relations between the United States and such foreign countries.
Our battery materials are sourced primarily from China and we rely on contract manufacturing partners from China and South Korea for our SiCore batteries. In particular, under its current leadership, the government of China has been pursuing economic reform policies. However, there is no assurance that the Chinese government will continue to pursue such policies, that such policies will be successfully implemented, that such policies will not be significantly altered, or that such policies will be beneficial to our partners in China.
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
Concentration of ownership by shareholders of our common stock may prevent new investors from influencing significant corporate decisions.
Our stockholders, individually or collectively, may be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.
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
Additionally, we have filed registration statements to register the following:
i. Shares reserved for future issuance, including shares issuable upon vesting of the outstanding restricted stock units, under the Amprius Technologies, Inc. 2022 Equity Incentive Plan, which totaled 22,664,319 shares as of June 30, 2025;
ii. Shares reserved for future issuance under the Amprius Technologies, Inc. 2022 Employee Stock Purchase Plan, which totaled 3,893,560 shares as of June 30, 2025;
iii. Shares issuable upon exercise of the options outstanding under the Amprius Technologies, Inc. 2016 Equity Incentive Plan, which totaled 9,615,580 shares as of June 30, 2025; and
iv. Shares issuable upon exercise of the options outstanding under the Amprius Inc.’s 2008 Stock Plan and the Amprius Inc.’s Second Equity Incentive Plan, which we assumed in October 2024 and totaled 6,889,476 shares as of June 30, 2025.
Subject to applicable securities laws and the satisfaction of any vesting restriction, the shares issued thereunder will be available for immediate resale in the public market.
Further, we have filed a prospectus supplement relating to our offering and sale of up to $100.0 million of shares of our common stock under the Sales Agreement. The purchase price for the shares that we may sell to the Sales Agents in the Sales Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. If and when we do sell shares to the Sales Agents, they may resell the shares subject to the terms and conditions of the Sales Agreement. Therefore, sales to the Sales Agents made by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to the Sales Agents, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.
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
As of June 30, 2025, we had a total of 16,692,572 public warrants, 300,000 private warrants and 2,052,500 PIPE warrants outstanding. The exercise price of the private warrants and public warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share, though we and, in certain cases, the warrant agent have the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the current trading price for our common stock. To the extent the warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Shares of common stock issuable pursuant to the warrants are not subject to lock-up restrictions. As such, once the warrants are exercised, the holder of such shares issuable upon the exercise of the warrants will be able to resell the shares to the market, subject to other applicable laws. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. Further, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, such warrants may expire worthless.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	September 16, 2022
3.2	Amended and Restated Bylaws of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	March 23, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41314	4.1	September 16, 2022
10.1	Amprius Technologies, Inc. Outside Director Compensation Policy, as amended on May 6, 2025					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

AMPRIUS TECHNOLOGIES, INC.:

August 7, 2025	By:	/s/ Dr. Kang Sun
(Date)		Dr. Kang Sun
Chief Executive Officer
(Principal Executive Officer)

August 7, 2025	By:	/s/ Sandra Wallach
(Date)		Sandra Wallach
Chief Financial Officer
(Principal Financial and Accounting Officer)