Form 10-Q
period 2025-09-30
Amprius Technologies, Inc.
filed 2025-11-06
CIK 1899287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of October 30, 2025, the registrant had 130,483,838 shares of common stock, par value $0.0001, outstanding.

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

Part I - Financial Information
Item 1. Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except share and par value data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$73,224	$55,155
Accounts receivable, net	21,917	5,580
Inventories	4,679	6,574
Prepaid expenses and other current assets	6,884	1,454
Total current assets	106,704	68,763
Non-current assets:
Property, plant and equipment, net	16,334	17,481
Operating lease right-of-use assets, net	32,178	33,512
Other assets	1,256	1,369
Total assets	$156,472	$121,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,843	$7,424
Accrued and other current liabilities	4,291	4,832
Deferred revenue	705	1,638
Operating lease liabilities	3,215	3,316
Total current liabilities	16,054	17,210
Non-current liabilities:
Operating lease liabilities	34,488	34,443
Deferred grant	2,738	—
Total liabilities	53,280	51,653
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 130,444,128 and 116,934,314 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	13	12
Additional paid-in capital	297,149	243,794
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(193,967)	(174,334)
Total stockholders’ equity	103,192	69,472
Total liabilities and stockholders’ equity	$156,472	$121,125
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenue	$21,426	$7,855	$47,777	$13,536
Cost of revenue	18,108	12,956	45,480	29,613
Gross profit (loss)	3,318	(5,101)	2,297	(16,077)
Operating expenses:
Research and development	2,509	1,817	6,674	5,060
Selling, general and administrative	5,501	4,335	16,799	13,367
Total operating expenses	8,010	6,152	23,473	18,427
Loss from operations	(4,692)	(11,253)	(21,176)	(34,504)
Other income, net	800	403	1,543	1,251
Net loss	$(3,892)	$(10,850)	$(19,633)	$(33,253)
Weighted-average common shares outstanding:
Basic and diluted	126,630,085	110,408,303	122,137,964	99,202,799
Net loss per share of common stock:
Basic and diluted	$(0.03)	$(0.10)	$(0.16)	$(0.34)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2025	2024	2025	2024
Net loss	$(3,892)	$(10,850)	$(19,633)	$(33,253)
Other comprehensive loss:
Change in foreign currency translation adjustment	4	—	(3)	—
Comprehensive loss	$(3,888)	$(10,850)	$(19,636)	$(33,253)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2024	116,934,314	$12	$243,794	$—	$(174,334)	$69,472
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	2,585,646	—	8,429	—	—	8,429
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,026,117	—	48	—	—	48
Stock-based compensation	—	—	1,822	—	—	1,822
Net loss	—	—	—	—	(9,371)	(9,371)
Other comprehensive loss	—	—	—	(4)	—	(4)
Balance as of March 31, 2025	120,546,077	$12	$254,093	$(4)	$(183,705)	$70,396
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	3,175,850	1	9,706	—	—	9,707
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,353,910	—	1,018	—	—	1,018
Stock-based compensation	—	—	1,906	—	—	1,906
Net loss	—	—	—	—	(6,370)	(6,370)
Other comprehensive loss	—	—	—	(3)	—	(3)
Balance as of June 30, 2025	125,075,837	$13	$266,723	$(7)	$(190,075)	$76,654
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	3,202,028	—	25,830	—	—	25,830
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,166,263	—	2,833	—	—	2,833
Stock-based compensation	—	—	1,763	—	—	1,763
Net loss	—	—	—	—	(3,892)	(3,892)
Other comprehensive income	—	—	—	4	—	4
Balance as of September 30, 2025	130,444,128	$13	$297,149	$(3)	$(193,967)	$103,192

	Nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2023	88,869,463	$9	$189,454	$—	$(129,663)	$59,800
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	2,853,266	—	8,746	—	—	8,746
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	551,436	—	28	—	—	28
Stock-based compensation	—	—	1,247	—	—	1,247
Net loss	—	—	—	—	(9,886)	(9,886)
Balance as of March 31, 2024	92,274,165	$9	$199,475	—	$(139,549)	$59,935
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	1,043,053	—	2,074	—	—	2,074
Issuance of common stock upon exercise of stock warrants, net of issuance cost	13,075,664	2	13,626	—	—	13,628
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,585,405	—	68	—	—	68
Stock-based compensation	—	—	1,941	—	—	1,941
Net loss	—	—	—	—	(12,517)	(12,517)
Balance as of June 30, 2024	107,978,287	$11	$217,184	—	$(152,066)	$65,129
Issuance of common stock upon exchange of stock warrants for shares of common stock	3,073,200	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	287,302	—	—	—	—	—
Stock-based compensation	—	—	1,720	—	—	1,720
Net loss	—	—	—	—	(10,850)	(10,850)
Balance as of September 30, 2024	111,338,789	$11	$218,904	$—	$(162,916)	$55,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(19,633)	$(33,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,491	4,908
Depreciation and amortization	3,142	2,917
Amortization of deferred costs	—	1,246
Non-cash operating lease expense	3,857	3,857
Other non-cash items	444	—
Changes in operating assets and liabilities:
Accounts receivable, net	(16,781)	(3,325)
Inventories	1,895	(1,934)
Deferred costs	—	(467)
Prepaid expenses and other current assets	(2,495)	(654)
Other assets	26	(6)
Accounts payable	467	3,287
Accrued and other current liabilities	(538)	(1,383)
Deferred revenue	(933)	(1,617)
Operating lease liabilities	(2,579)	(843)
Net cash used in operating activities	(27,637)	(27,267)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,043)	(6,834)
Net cash used in investing activities	(2,043)	(6,834)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the At Market Issuance Sales Agreement, net	44,053	10,861
Proceeds from issuance of common stock upon exercise of stock warrants	—	14,384
Payment of equity financing costs	—	(756)
Proceeds from exercise of stock options	3,899	96
Net cash provided by financing activities	47,952	24,585
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	18,272	(9,516)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	(3)	—
Cash, cash equivalents and restricted cash equivalents, beginning of period	56,411	45,817
Cash, cash equivalents and restricted cash equivalents, end of period	$74,680	$36,301

Reconciliation of cash, cash equivalents and restricted cash equivalents shown on the condensed consolidated balance sheets:
Cash and cash equivalents	$73,224	$35,045
Restricted cash equivalents included in prepaid expenses and other current assets	200	—
Restricted cash equivalents included in other assets	1,256	1,256
Total cash, cash equivalents and restricted cash equivalents	$74,680	$36,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Overview
Company Background and Nature of Operations
Amprius Technologies, Inc. (hereafter referred to as the “Company,” “we,” “us,” or “our”) develops, manufactures and markets lithium-ion batteries for mobility applications, including the aviation, electric vehicle and light electric vehicle industries. We have been in commercial battery production since 2018 and our disruptive silicon anode technology is intended to enable batteries with high energy density, high power density, fast charging capabilities over a wide range of operating temperatures, and safety. We are incorporated in the State of Delaware. Our corporate headquarters is located in Fremont, California.
Liquidity and Capital Resources
As of September 30, 2025, we had cash and cash equivalents of $73.2 million. We believe that our cash and cash equivalents will be sufficient to fund our obligations over twelve months from the date these condensed consolidated financial statements are issued. In addition, we may receive additional funds from the issuance and sale of shares of our common stock under the At Market Issuance Sales Agreement (the “Sales Agreement”), which we entered into with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (the “Sales Agents”) on October 2, 2023. Under the Sales Agreement, we may offer and sell, from time to time, shares of our common stock with an aggregate offering price of not more than $100.0 million. During the nine months ended September 30, 2025 and from the date of the Sales Agreement through September 30, 2025, we sold shares of our common stock under the Sales Agreement resulting in aggregate gross proceeds of approximately $45.2 million and $79.9 million, offset by related commissions and transaction fees of approximately $1.2 million and $2.0 million, respectively. As of September 30, 2025, approximately $20.1 million is available under the Sales Agreement. We may also receive additional funds if our outstanding stock warrants are exercised for cash.
Since our inception, we have incurred recurring losses and negative cash flows from operations. During the three and nine months ended September 30, 2025, we incurred a net loss of $3.9 million and $19.6 million, respectively, and at September 30, 2025, our accumulated deficit was $194.0 million. We expect to incur additional losses in the future as we scale our business and increase our operating expenditures, including our research and development spend. We may raise additional funds in order to meet our future operating and capital expenditure requirements, and we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If sufficient funding is not raised, we may need to reduce our spending activities, which may negatively affect our ability to achieve our operating goals. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution.
Other Risks and Uncertainties
We face risks related to significant changes in the United States’ trade policy, such as the imposition or plan to impose tariffs on certain product categories imported from China and other countries. These countries have taken or may plan to take retaliatory actions, including imposing additional tariffs on the importation of a wide range of products from the United States, which could potentially lead to adverse impacts on global trade. Additionally, we face risks related to changes in regulations in the countries in which we or our partners and suppliers operate. Such events could also cause inflation or general economic and geopolitical uncertainty, including the recent economic uncertainty and volatility, any of which could negatively impact our operations, or those of our customers, suppliers and manufacturers. We also face risks related to political change, terrorist activity, and armed conflict such as the military conflicts between Russia and Ukraine and in the Middle East. These military conflicts have led to volatility in the global economy, and may contribute to inflation, volatility in the credit and capital markets, and interruption in the global supply chain.
Although these global risks did not have a significant adverse impact on us as of September 30, 2025, the extent and future outcome of such risks are highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances; the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results could materially differ from management estimates using different assumptions or under different conditions.
Our significant accounting estimates include useful lives of property, plant and equipment; valuation of deferred taxes; lower of cost or net realizable adjustment of inventory; incremental borrowing rate used in calculating lease obligations and right-of-use assets; and certain inputs used to measure the fair value of stock option grants using the Black-Scholes option-pricing model.

Fair Value Measurements
We had money market funds totaling $26.6 million and $23.5 million as of September 30, 2025 and December 31, 2024, respectively, which were measured at Level 1 fair value based on the active market price of the instruments and included in cash and cash equivalents, prepaid expenses and other current assets, and other assets in the accompanying condensed consolidated balance sheets.
We did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of September 30, 2025 and December 31, 2024.
There were no transfers of financial instruments to or from Level 3 during the three and nine months ended September 30, 2025 and 2024.
Restricted Cash Equivalents
Restricted cash equivalents, which are included within prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets, consist of cash deposits required to satisfy the insurance bond requirement for our importation of goods and the letter of credit requirements under our lease agreements. Restricted cash equivalents included within prepaid expenses and other current assets was $0.2 million and other assets was $1.3 million, as of September 30, 2025. Restricted cash equivalents included within other assets in the accompanying condensed consolidated balance sheets was $1.3 million as of December 31, 2024.
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
Many of our customers are in the aviation industry, although our batteries have applications across all segments of electric mobility. As of September 30, 2025 and December 31, 2024, there were two customers that represented in aggregate approximately 64% and 50% of our total accounts receivable, respectively. An adverse impact in the aviation industry may adversely affect our relationship with our customers, which could affect our future financial condition, results of operations and cash flows.
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

Other segment items within the segment profit or loss consist primarily of interest income and government grant income, which are shown within other income, net in the accompanying condensed consolidated statements of operations.
Our CODM does not measure segment assets for the purposes of allocating resources to, and assessing the performance of, our battery business.
The following table shows our revenue by geographic area based on the delivery location of our battery products and services (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
United States	$5,277	$3,607	$9,263	$5,766
Rest of the world	16,149	4,248	38,514	7,770
Total	$21,426	$7,855	$47,777	$13,536
All of our property, plant and equipment are geographically located in the United States.
There was one customer that individually represented 35% of our revenue during the three months ended September 30, 2025 compared to four customers that individually represented 20%, 16%, 13% and 10% of our revenue during the three months ended September 30, 2024. There was one customer that individually represented 35% of our revenue during the nine months ended September 30, 2025 compared to three customers that individually represented 14%, 12% and 11% of our revenue during the nine months ended September 30, 2024.
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
Foreign currency gains or losses, which were de minimis during the three and nine months ended September 30, 2025 and 2024, resulting from the effect of exchange rate changes on transactions and remeasurement of monetary assets and liabilities denominated in foreign currencies are recorded as other income, net within the accompanying condensed consolidated statements of operations.
Significant Accounting Policies
As of September 30, 2025, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2024. We discuss below additional accounting considerations for government grants, based on a government contract awarded in July 2025.
Government Grants
In the absence of explicit US GAAP, we recognize and measure government grants by following, as an analogy, the recognition and measurement guidance of International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). Under IAS 20, Government grants are recognized when there is reasonable assurance that we will comply with the conditions of each milestone and that the grant funds will be received.
Government grants related to income are recognized as grant revenue or a component of other income on a systematic basis over the periods in which we recognize as expenses, the related costs for which the grants are intended to compensate. Based on our assessment of the U.S. Government Defense Innovation Unit $12.0 million contract awarded in July 2025, as amended, we determined which milestones related to assets. The remaining milestones were assessed as related to income and, for the three months ended September 30, 2025, we recorded $0.4 million within Other income, net on our condensed consolidated statements of operations.
Government grants related to assets are presented by deducting the grant from the carrying value of the asset. However, when grant milestones are achieved prior to the acquisition of the related asset, the amounts received are recorded as deferred income until the corresponding assets are acquired. Due to the timing of the receipt from the government, a grant receivable may be recognized in our consolidated balance sheet. As of September 30, 2025, total grant receivables for the grant related to assets were $2.7 million, included in prepaid expenses and other current assets, as well as deferred grant on our condensed consolidated balance sheet.
Recent Accounting Pronouncements Not Yet Adopted
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under the expedient, entities may assume that the current conditions applied in determining credit loss allowances remain unchanged for the remaining life of those assets. This ASU is required to be adopted on a prospective basis. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. We are currently evaluating the impact of ASU 2025-05 on our consolidated financial statements and related disclosures.
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue from customers:
Sale of battery products	$21,026	$6,055	$46,552	$11,736
Customization design services	—	1,500	325	1,500
Other revenue – government grants	400	300	900	300
Total revenue	$21,426	$7,855	$47,777	$13,536

Revenue from the sale of battery products also includes bill-and-hold arrangements, which were $4.5 million and $0.6 million during the three months ended September 30, 2025 and September 30, 2024, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in accounts receivable, contract assets recorded as unbilled receivables, and contract liabilities recorded as deferred revenue.
Accounts receivable represents our right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. Accounts receivable was $21.9 million, $5.6 million and $1.3 million as of September 30, 2025, December 31, 2024 and December 31, 2023, respectively.
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. We had no contract assets as of both September 30, 2025 and December 31, 2024.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of revenue recognition. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. Deferred revenue was $0.7 million, $1.6 million and $3.4 million as of September 30, 2025, December 31, 2024 and December 31, 2023, respectively. Deferred revenue balances fluctuate due to timing of the billings made versus revenue being recognized upon transfer of control. During the three and nine months ended September 30, 2025, revenue recognized from the prior year deferred revenue balance was $0.3 million and $1.4 million, respectively. During the three and nine months ended September 30, 2024, revenue recognized from the prior year deferred revenue balance was $0.9 million and $1.9 million, respectively.
Remaining Performance Obligations
We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of September 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations that were unsatisfied or partially unsatisfied, including deferred revenue and government grants, was approximately $53.3 million. Given the applicable contract terms, we expect all of the remaining performance obligations to be recognized as revenue within one year. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
Note 4. Inventories
Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$408	$146
Work in process	434	117
Finished goods	3,837	6,311
Inventories	$4,679	$6,574

Note 5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Production equipment	$11,241	$7,474
Lab equipment	1,921	1,921
Leasehold improvements	11,605	11,555
Furniture, fixtures and other equipment	300	300
Construction in progress	6,397	8,219
Property, plant and equipment, at cost	31,464	29,469
Less: accumulated depreciation and amortization	(15,130)	(11,988)
Property, plant and equipment, net	$16,334	$17,481
Construction in progress consists primarily of production and other equipment that have not been placed in service as of September 30, 2025 and December 31, 2024.
Depreciation and amortization expense was $1.2 million and $3.1 million during the three and nine months ended September 30, 2025 and $0.8 million and $2.9 million during the three and nine months ended September 30, 2024, respectively.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued compensation and benefits	$3,192	$3,428
Accrued professional fees	302	418
Accrued purchases of finished goods for resale	178	783
Other	619	203
Total accrued and other current liabilities	$4,291	$4,832
Note 7. Stockholders’ Equity
Common Stock and Preferred Stock
As of September 30, 2025, we had a total of 1,000,000,000 shares of stock authorized to be issued, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. We have not declared any dividends through September 30, 2025.
Equity Incentive Plans
As of September 30, 2025, our Equity Incentive Plans consisted of the following: (i) the 2022 Equity Incentive Plan (the “2022 Plan”), (ii) the 2016 Equity Incentive Plan (the “2016 Plan”) and (iii) Amprius, Inc.’s (“Amprius Holdings”) 2008 Stock Plan and Second Equity Incentive Plan (the “Amprius Holdings Plans”), which we assumed from Amprius Holdings on October 23, 2024, collectively referred herein as “Equity Incentive Plans.”
2022 Plan. The 2022 Plan was adopted effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), or performance awards and may be granted to directors, employees or consultants. As of September 30, 2025, the total number of shares reserved for issuance, including shares issuable upon vesting of outstanding RSUs, under the 2022 Plan was 22,191,268. Such number of shares also include the annual increase in shares reserved pursuant to the evergreen provisions contained in the 2022 Plan and the number of shares from equity awards under the 2016 Plan that were cancelled, expired or otherwise terminated without having been exercised in full, were tendered to or withheld for payment of an exercise price or for tax withholding obligations, or were forfeited to or repurchased due to failure to vest. The number of shares available for issuance under the 2022 Plan may be increased annually at the beginning of the fiscal year, subject to certain limitations.
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
As of September 30, 2025, all grants made under our Equity Incentive Plans had been stock options or RSUs.
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
As of September 30, 2025, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $0.9 million, which we expect to recognize over a weighted-average period of 1.0 years.
RSUs
The fair value of RSUs is determined based upon the market closing price of our common stock on the date of grant. RSUs generally vest over a period of approximately four years from the date of grant, subject to the continued employment or services of the grantee.
As of September 30, 2025, the total unrecognized stock-based compensation expense related to the unvested RSUs was approximately $13.2 million, which we expect to recognize over a weighted-average period of 2.7 years.
Employee Stock Purchase Plan (“ESPP”)
As of September 30, 2025, there were no offerings established under the ESPP. We adopted the ESPP effective September 14, 2022. As of September 30, 2025, the total number of shares reserved for issuance was 3,893,560, which number may be increased annually at the beginning of the fiscal year, subject to certain limitations. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees an opportunity to purchase our common stock at a discount through payroll deductions. Under the ESPP, we may specify offering periods, provided that no offering period will have a duration exceeding 27 months. The purchase price per share is equal to 85% of the fair market value of our common stock on the (i) offering date or (ii) purchase date, whichever is lower.
Common Stock Warrants
Shown below is a summary of our outstanding stock warrants:

	Public warrants	Private warrants	PIPE warrants	Total
Outstanding, December 31, 2024	16,692,572	300,000	2,052,500	19,045,072
Exercise of stock warrants	(100)	—	—	(100)
Outstanding, September 30, 2025	16,692,472	300,000	2,052,500	19,044,972
The outstanding public warrants and private warrants, which expire on September 14, 2027, are exercisable for one share of our common stock at a price of $11.50 per warrant subject to adjustment pursuant to the Warrant Agreement, dated as of March 1, 2022, as amended. Holders of private warrants may be able to exercise their warrants on a cashless basis pursuant to the Warrant Agreement, but holders of public warrants cannot exercise on a cashless basis. The public warrants are listed on the New York Stock Exchange (the “NYSE”) and are redeemable by us when the price per share of our common stock equals or exceeds $18.00 per share for at least 20 trading days during a period of 30 consecutive trading days prior to the redemption date. The private warrants are not listed on any securities exchange and are not redeemable.
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
Sales Agreement
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million. During the nine months ended September 30, 2025 and 2024, we sold 9.0 million and 3.9 million shares of our common stock under the Sales Agreement resulting in gross proceeds of approximately $45.2 million and $11.1 million, offset by related commissions and transaction fees of approximately $1.2 million and $0.2 million, respectively. From inception through September 30, 2025, we sold 23.8 million shares resulting in gross proceeds of approximately $79.9 million, offset by related commissions and transaction fees of approximately $2.0 million. As of September 30, 2025, approximately $20.1 million is available under the Sales Agreement.
Stock-Based Compensation
Stock-based compensation from stock options and RSUs under our Equity Incentive Plans were included in the following lines in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of revenue	$89	$223	$549	$632
Research and development	315	248	882	688
Selling, general and administrative	1,359	1,249	4,060	3,588
Total stock-based compensation expense	$1,763	$1,720	$5,491	$4,908
Note 8. Income Taxes
We have no income tax expense as a result of the continued generation of net operating losses (“NOLs”), offset by a full valuation allowance recorded on such NOLs as we determined it is not more-likely-than-not that our NOLs will be utilized.
Note 9. Leases
As of September 30, 2025, we had non-cancelable operating leases for our corporate headquarters and manufacturing facilities located in Fremont, California and in Brighton, Colorado. Our Fremont, California lease, which expires in June 2027, provides us with an option to extend the term for one additional 5-year period and we determined with reasonable certainty that we will exercise such option. Our Brighton, Colorado lease, which expires in May 2039, provides us with an option to extend the term for two additional 5-year periods, but we have not determined with reasonable certainty that we will exercise such option. Our operating leases do not contain any material residual value guarantees. We had no leases that were classified as finance leases as of September 30, 2025 and December 31, 2024.

The components of lease expense during the three and nine months ended September 30, 2025 and 2024 are shown in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease expense	$1,286	$1,286	$3,857	$3,857
Variable lease expense	722	667	2,196	1,074
Short-term lease expense	27	25	79	70
Total lease expense	$2,035	$1,978	$6,132	$5,001
Other information about our operating leases during the nine months ended September 30, 2025 and 2024 are shown in the table below (amounts in thousands):

	Nine months ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$2,579	$843
Weighted-average remaining lease term	12.8 years	13.7 years
Weighted-average discount rate	9.5%	9.4%
Future operating lease payments, net of tenant improvement allowance, as of September 30, 2025 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2025	$870
2026	2,534
2027	5,025
2028	5,185
2029	5,344
2030	5,509
Thereafter	42,931
Total lease payments, net of tenant improvement allowance	67,398
Less - present value adjustments	(29,695)
Total operating lease liabilities	$37,703
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

Note 11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(3,892)	$(10,850)	$(19,633)	$(33,253)
Add - increase in net loss due to the increase in fair value of modified stock warrants	—	(727)	—	(727)
Net loss attributable to common stockholders	$(3,892)	$(11,577)	$(19,633)	$(33,980)
Denominator:
Weighted-average number of common shares outstanding	126,630,085	110,408,303	122,137,964	99,202,799
Basic and diluted net loss per common share	$(0.03)	$(0.10)	$(0.16)	$(0.34)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share in both the three and nine month periods because their inclusion would have been anti-dilutive:

	September 30,
	2025	2024
Stock warrants	19,044,972	19,045,072
Stock options	14,811,944	11,019,724
RSUs	5,204,008	4,573,951
Total	39,060,924	34,638,747

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
Overview
Amprius Technologies, Inc. (hereafter referred to as the “Company,” “we,” “us,” or “our”) develops, manufactures and markets lithium-ion batteries for mobility applications, including the aviation, electric vehicle (“EV”) and light electric vehicle (“LEV”) industries. We have been in commercial battery production since 2018 and our disruptive silicon anode technology is intended to enable batteries with high energy density, high power density and fast charging capabilities over a wide range of operating temperatures, and safety. This results in our batteries providing superior performance and safety compared to conventional graphite lithium-ion batteries. Our silicon anodes are a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries, and our manufacturing processes leverage the manufacturing processes for conventional lithium-ion batteries and the related supply chain.
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems or UAS, such as drones and high altitude pseudo satellites or HAPS. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by various customers, including our longtime partners such as AALTO Airbus, AeroVironment, BAE Systems, Kraus Hamdani Aerospace, Teledyne FLIR and the U.S. Army. Our total customer engagements since inception grew to over 400 with shipments to 159 end customers during the three months ended September 30, 2025, with 80 new customers. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are protected by our portfolio of patents, trade secrets and know-how developed over 15 years of research and development.
We currently offer high performance silicon anode batteries under the following product platforms: (i) SiCore and (ii) SiMaxx.
Our SiCore batteries were developed in collaboration with Berzelius (Nanjing) Co., Ltd. (“Berzelius”), a former affiliated company. We began limited shipment of SiCore batteries in 2023, which generated a strong demand from our customers. In order to support such demand, we entered into a supply agreement with Berzelius in November 2023 (the “Exclusive Supply Agreement”), which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. In January 2024, we announced the full commercial launch of our SiCore batteries and accelerated engagement with our addressable markets. We entered into manufacturing supply agreements with three global contract manufacturing companies, which provided us an opportunity to rapidly scale production and ship a large volume of SiCore batteries to our customers. As of September 30, 2025, we had access, through Berzelius and our manufacturing supply agreements with our global contract manufacturers including a battery manufacturer in South Korea, to annual production of over 1.8 GWh of SiCore batteries in pouch, cylindrical and prismatic formats.
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
In addition, we intend to continue to add to our manufacturing capacity in our Fremont, California facility with support from the U.S. Government Defense Innovation Unit through a contract awarded in July 2025 consisting of a $10.5 million award as well as a $1.5 million additional award in August 2025.
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
At Market Issuance Sales Agreement (“Sales Agreement”)
On October 2, 2023, we entered into the Sales Agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (collectively, the “Sales Agents”), pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million, as described in the prospectus supplement dated October 10, 2023 filed with the Securities and Exchange Commission (the “SEC”). During the nine months ended September 30, 2025 and from the date of the Sales Agreement through September 30, 2025, we sold shares of our common stock under the Sales Agreement resulting in aggregate gross proceeds of approximately $45.2 million and $79.9 million, offset by related commissions and transaction fees of approximately $1.2 million and $2.0 million, respectively.
Known Trends, Demands, Commitments, Events, or Uncertainties Impacting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Establishing Global Network of Contract Manufacturing Partnerships
As of September 30, 2025, we produce SiCore batteries by leveraging Berzelius’ existing production line and through our manufacturing supply agreements that we entered into in 2024 with three global contract manufacturers. In order to meet the increased demand for our SiCore batteries, we plan to continue to expand our global network of contract manufacturing partnerships in the future. Some of the challenges that we may encounter when we enter into a manufacturing supply arrangement include, among others, the risk of losing control over the manufacturing process of our SiCore batteries, which could lead to quality control issues, delay in production, increase in production costs, and non-compliance with our established standards. In addition, we may encounter a risk of losing control of some of our intellectual property. While we plan to set up business processes, including adding oversight and quality control procedures, in order to manage our contract manufacturing supply arrangements, there can be no assurance that such processes will be effective. As of September 30, 2025, we had access, through our manufacturing supply agreements with our global contract manufacturers, including a battery manufacturer in South Korea, to annual production of over 1.8 GWh of SiCore batteries in pouch, cylindrical and prismatic formats. If we partner with other contract manufacturers in the future, we plan to select large, experienced and reputable contract manufacturing companies.
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
Global Risks
We face risks related to significant changes in the United States’ trade policy, such as the imposition or plan to impose significant tariffs on certain product categories imported from China and other countries. These countries have taken or plan to take retaliatory actions, including imposing additional tariffs on the importation of a wide range of products from the United States, which could potentially lead to adverse impacts on global trade. Additionally, we face risks related to changes in regulations in the countries in which we or our partners and suppliers operate. Such events could also cause inflation or general economic and geopolitical uncertainty, including the recent economic uncertainty, any of which could negatively impact our operations, or those of our customers, suppliers and manufacturers.
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
We generate revenue from the (i) sale of finished battery products and (ii) arrangements for customization design services. The customization design services generally include designing and developing custom batteries by applying our existing technology into a customer’s required specifications and delivery of prototype batteries. We recognize revenue at the point in time when control is transferred to the customers, which is generally (i) upon shipment, in the case of sale of finished battery products, and (ii) upon completion and/or delivery of prototype batteries, in the case of customization design services. We also receive government grants and related arrangements from time to time, which are presented as either a component of revenue or other income depending on the nature of the grant agreement. We recognize and measure government grants at fair value when there is a reasonable assurance that we will comply with the conditions of the grants and we will receive the grants. We recognize government grants on a systematic basis over the periods in which we recognize as expenses the related costs for which the grants are intended to compensate.
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
Other Income, Net
Other income, net consists primarily of interest income and government grant income.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 to the Three and Nine Months Ended September 30, 2024
The following table summarizes our results of operations during the three and nine months ended September 30, 2025 and 2024 (in thousands, except percentage data):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Revenue	$21,426	$7,855	$13,571	173%	$47,777	$13,536	$34,241	253%
Cost of revenue	18,108	12,956	5,152	40%	45,480	29,613	15,867	54%
Gross profit (loss)	3,318	(5,101)	8,419	165%	2,297	(16,077)	18,374	114%
Gross margin	15%	(65)%			5%	(119)%
Operating expenses:
Research and development	2,509	1,817	692	38%	6,674	5,060	1,614	32%
Selling, general and administrative	5,501	4,335	1,166	27%	16,799	13,367	3,432	26%
Total operating expenses	8,010	6,152	1,858	30%	23,473	18,427	5,046	27%
Loss from operations	(4,692)	(11,253)	6,561	(58)%	(21,176)	(34,504)	13,328	(39)%
Other income	800	403	397	99%	1,543	1,251	292	23%
Net loss	$(3,892)	$(10,850)	$6,958	(64)%	$(19,633)	$(33,253)	$13,620	(41)%
Revenue
Revenue increased by $13.6 million, or 173%, to $21.4 million during the three months ended September 30, 2025 from $7.9 million during the same period last year primarily due to a $15.0 million increase in sales of batteries, driven by sales of our SiCore batteries, and the increase in new customers as well as the overall increase in volume of orders from new and existing customers. Non-product revenue was lower due to a $1.5 million decrease in customization design services, partially offset by a $0.1 million increase in government grants.
Revenue increased by $34.2 million, or 253%, to $47.8 million during the nine months ended September 30, 2025 from $13.5 million during the same period last year primarily due to a $34.8 million increase in sales of batteries, driven by sales of our SiCore batteries, and the increase in new customers as well as the overall increase in volume of orders from new and existing customers. Non-product revenue was lower due to a $1.2 million decrease in customization design services, partially offset by a $0.6 million increase in government grants.
Cost of Revenue
Cost of revenue increased by $5.2 million, or 40%, to $18.1 million and by $15.9 million, or 54%, to $45.5 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods last year. These increases were primarily due to purchases of SiCore batteries to support the increase in sales discussed above as well as the increase in costs to produce batteries including increases in personnel-related costs, shipping and handling costs, and other overhead-related costs, primarily shared-facility costs.
Gross Profit
Gross profit increased by $8.4 million, or 165%, to $3.3 million, and by $18.4 million, or 114%, to $2.3 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods last year primarily due to higher sales volume of both SiCore and SiMaxx batteries, as well as product mix.
Research and Development (“R&D”) Expense
Research and development expense increased by $0.7 million, or 38%, to $2.5 million, and by $1.6 million, or 32%, to $6.7 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods last year primarily due to increases in personnel-related costs, including stock-based compensation expense, from the increase in R&D headcount.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $1.2 million, or 27%, to $5.5 million during the three months ended September 30, 2025 from $4.3 million during the same period last year primarily due to a $0.9 million increase in personnel-related costs including stock-based compensation expense related to the hiring of additional personnel, as well as a $0.3 million increase in professional fees and other administrative costs.
Selling, general and administrative expense increased by $3.4 million, or 26%, to $16.8 million during the nine months ended September 30, 2025 from $13.4 million during the same period last year primarily due to a $1.9 million increase in personnel-related costs including stock-based compensation expense related to the hiring of additional personnel, as well as a $1.5 million increase in professional fees and other administrative costs.
Other Income, Net
Other income, net, which consisted primarily of interest income and government grant income, increased by $0.4 million and by $0.3 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods last year primarily due to $0.4 million in government grant income in the current period with none in the prior year period; as well as timing of funds received under the Sales Agreement and the utilization of our interest-bearing funds for operations.
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
During the three and nine months ended September 30, 2025 and 2024, we have financed our operations primarily through revenue generated from operations and proceeds from the issuance of shares of our common stock. We expect to rely on our cash and cash equivalents, which was $73.2 million as of September 30, 2025, and revenue that we expect to generate from operations to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Quarterly Report on Form 10-Q are issued.
As described below, we may receive additional cash if we sell shares of our common stock under the Sales Agreement and if our stock warrants are exercised for cash.
Under the Sales Agreement, we may receive additional cash from the offering and sale of our shares of our common stock with an aggregate offering price of not more than $100.0 million. From the date of the Sales Agreement, the cumulative gross proceeds from the sales of shares of our common stock under the Sales Agreement totaled approximately $79.9 million, offset by related commissions and transaction fees of approximately $2.0 million. As of September 30, 2025, the remaining cash that we could potentially raise under the Sales Agreement was approximately $20.1 million. However, future sales, if any, of shares of common stock under the Sales Agreement will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common stock and determinations by us as to appropriate sources of funding for our business and operations. We cannot guarantee the extent to which we may be able to raise funds through the Sales Agreement.
We may also receive additional funds from our outstanding stock warrants if those stock warrants are exercised for cash. During the year ended December 31, 2024, we offered the holders of the public and private warrants the opportunity to exercise, for cash, their warrants at a temporarily reduced exercise price of $1.10 per warrant, and we also made a separate tender offer to the holders of private warrants to exchange their warrants, on a cashless basis, for shares of our common stock. The net proceeds from our cash tender offer, which expired on June 11, 2024, totaled $13.6 million. As of September 30, 2025, we had a total of 16,692,472 public warrants, 300,000 private warrants and 2,052,500 PIPE warrants outstanding. The exercise price of our public warrants and private warrants is $11.50 per warrant, and the exercise price of the PIPE warrants is $12.50 per warrant, although we have, and, in certain cases, together with the warrant agent have, the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the trading price of our common stock at that time. We believe that the likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon market conditions.

Our ability to become profitable is dependent upon future events, including obtaining adequate financing to fund our business plan, optimizing our manufacturing capacity, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.
We have incurred net losses to date. We expect our working capital requirements may increase in the near future as we scale our business, which could result in additional net losses. During the three and nine months ended September 30, 2025, our net loss was $3.9 million and $19.6 million, respectively. We expect that the additional net losses in the future could be attributed to an increase in our operating expenses as we increase our headcount and incur costs to continue developing new products and other R&D initiatives.
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
In addition, we intend to continue to invest in expanding our manufacturing capabilities and capacity in our Fremont, California facility to include electrode manufacturing with support from the U.S. Government Defense Innovation Unit through a $12.0 million contract awarded in the third quarter of 2025.
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
As of September 30, 2025, our contractual obligations consisted primarily of our non-cancellable operating lease agreements for our corporate headquarters and manufacturing facilities in Fremont, California and in Brighton, Colorado. As of September 30, 2025, the total future minimum lease payable, net of tenant improvement allowance, over the remaining weighted-average lease term of 12.8 years was approximately $67.4 million. Approximately $4.5 million of which is payable over the next twelve months. Please refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our leases.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine months ended September 30,		Change
	2025	2024	$
Net cash used in operating activities	$(27,637)	$(27,267)	$(370)
Net cash used in investing activities	$(2,043)	$(6,834)	$4,791
Net cash provided by financing activities	$47,952	$24,585	$23,367
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
Net cash used in operating activities increased to $27.6 million during the nine months ended September 30, 2025 from $27.3 million during the same period last year primarily due to the timing of cash received from our customers for the sale of SiCore batteries and paying our suppliers and other creditors, an increase in lease payments, as well as the increase due to higher personnel-related costs related to newly hired employees. This increase was partially offset by reduced inventory levels by selling finished goods within the period.
Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities decreased to $2.0 million during the nine months ended September 30, 2025 from $6.8 million during the same period last year primarily due to the timing of the construction of leasehold improvements in our manufacturing facilities and the timing of purchases of other production equipment in connection with our Fremont expansion.
Net Cash Provided by Financing Activities
Our primary source of cash provided by financing activities consists of proceeds from the issuance of common stock. Our cash usage for financing activities consists primarily of payments related to the issuance of common stock.
Net cash provided by financing activities increased to $48.0 million during the nine months ended September 30, 2025 from $24.6 million during the same period last year, primarily due to higher net proceeds from the issuance of common stock under the Sales Agreement and from the exercise of stock options, partially offset by cash received upon exercise of our public and private warrants in the prior year period. Our primary sources of cash from financing activities during the nine months ended September 30, 2025 were the net proceeds from the issuance of common stock under the Sales Agreement and from the exercise of stock options.
Related Party and Other Transactions
Our Chief Executive Officer (“CEO”) serves as a member of the board of directors of Berzelius and its holding company. Our CEO and our company have no direct or indirect controlling interest in Berzelius and its affiliates and, similarly, Berzelius and its affiliates have no direct or indirect controlling interest in our company. We developed our SiCore batteries through our collaboration with Berzelius. In November 2023, we entered into the Exclusive Supply Agreement with Berzelius, which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. We purchased, and may continue to purchase from Berzelius, SiCore batteries and raw materials for our battery production and R&D activities. As of September 30, 2025, we had no purchase commitments with Berzelius.
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
There have been no changes to our critical accounting estimates during the nine months ended September 30, 2025.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our CEO and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our SiCore batteries are based on the innovative, proprietary material system developed by Berzelius and are currently manufactured by our manufacturing partners. Our SiCore batteries have been produced under contract manufacturing agreements with Berzelius and other partners. However, to facilitate this product expansion, we entered into the Exclusive Supply Agreement with Berzelius, pursuant to which Berzelius agreed, among other things, (i) to manufacture for, and sell exclusively to, Amprius its proprietary silicon anode materials in the United States, Canada and Mexico and (ii) to use best efforts to prioritize fulfillment of Amprius’ forecasted orders, if any. The Exclusive Supply Agreement does not include any commercial terms, and until such time as we are able to establish mutually agreeable commercial terms thereunder, if we are able to at all, the purchase of the materials under the Exclusive Supply Agreement by Amprius will be specified in written purchase orders mutually agreeable to the parties. In addition, as of September 30, 2025, we had access, through our manufacturing supply agreements with our global contract manufacturers, including a battery manufacturer in South Korea, to annual production of over 1.8 GWh of SiCore batteries in pouch, cylindrical and prismatic formats, and are engaging with potential additional partners across a network of established Asia-based contract manufacturers. Our reliance on Berzelius or other third parties to manufacture our batteries or battery materials subjects us to certain risks, including but not limited to:
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
•We plan to establish a global network of contract manufacturing partnerships in the future and we may face certain risks as part of this process, including, among other things, the risk of losing control over the manufacturing process of our SiCore batteries, which could lead to quality control issues, delay in production, increase in production costs, and non-compliance with our established standards, or we may encounter a risk of losing control of some of our intellectual property, and while we plan to set up business processes, including oversight and quality control procedures in order to manage our contract manufacturing arrangements, there can be no assurance that such processes will be effective; and
•Relying on global third parties subjects us to certain risks beyond our control including, currency fluctuations, trade barriers, trade wars or retaliatory actions or restrictions imposed on such third parties, inflation or general economic and geopolitical uncertainty, including the recent economic uncertainty and volatility, any of which could negatively impact our operations, or those of our customers, suppliers and manufacturers.
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
We are reliant on Berzelius and third party manufacturers to provide us the necessary technology and support to build our own manufacturing line to produce the SiCore batteries. In that process, we may encounter significant engineering challenges, performance issues, permitting or licensing issues, delays, unforeseen development costs and other obstacles.
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
Any disruption in the supply of components or materials could temporarily disrupt research and development activities or production of our batteries until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental and regulatory changes or restrictions, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and prospects.
We face risks related to significant changes in the United States’ trade policy, such as the imposition or plan to impose tariffs on certain product categories imported from China and other countries. These countries have taken or may plan to take retaliatory actions, including imposing additional tariffs on the importation of a wide range of products from the United States, which could potentially lead to adverse impacts on global trade. In addition, such events could also cause inflation or general economic and geopolitical uncertainty, including the recent economic uncertainty and volatility, any of which could negatively impact our operations, or those of our customers, suppliers and manufacturers. We also face risks related to political change, terrorist activity, and armed conflict such as the military conflicts between Russia and Ukraine and in the Middle East. These military conflicts have led to volatility in the global economy, and may contribute to inflation, volatility in the credit and capital markets, and interruption in the global supply chain. Although these global risks did not have a significant adverse impact on us as of September 30, 2025, the extent and future outcome of such risks are highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.
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
Our SiCore batteries are based on the innovative, proprietary material system developed by Berzelius, which is a Chinese corporation, and are currently manufactured by our manufacturing partners in other countries such as China and South Korea. Our customers may choose to reduce future purchases, or not purchase at all, SiCore batteries manufactured outside of the United States. As such, if the construction of our large-scale facility or our development of manufacturing lines that can produce SiCore batteries are delayed, our business and prospects may be materially and adversely affected.
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
Under the Sales Agreement, we may offer and sell, from time to time, through the Sales Agents, shares of our common stock with an aggregate offering price of not more than $100.0 million. From the date of the Sales Agreement through September 30, 2025, the cumulative gross proceeds from the sales of shares of our common stock under the Sales Agreement totaled $79.9 million. As of September 30, 2025, the remaining cash that we could possibly raise under the Sales Agreement was approximately $20.1 million.
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
We have incurred net losses since our inception. For example, during the nine months ended September 30, 2025 and 2024, we reported net losses of $19.6 million and $33.3 million, respectively, with revenue of $47.8 million and $13.5 million, respectively. We may continue incurring net losses in the future as we, among other things, endeavor to hire the experienced scientific, quality-control, and manufacturing personnel needed to operate our scaled manufacturing processes; increase our sales and marketing activities; expand our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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
We and our partners and suppliers are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

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
Changes in our battery products or additional changes in export and import regulations in such countries may create delays in the introduction of our products into international markets, prevent our end-customers with international operations from deploying our battery products globally or, in some cases, prevent or delay the export or import of our battery products to certain countries, governments or persons altogether. Any change in export or import laws or regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing export, import or sanctions laws or regulations, or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations, could result in decreased use of our battery products by, or in our decreased ability to export or sell our battery products to, existing or potential end-customers with international operations. Any decreased use of our battery products or limitation on our ability to export to or sell our battery products in international markets could adversely affect our business, financial condition and results of operations.
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
The United States government has and continues to make significant changes in United States trade policy and has taken certain actions that could negatively impact trade, including imposing tariffs on certain goods imported into the United States. More specifically, the United States government has imposed and threatened to continue to impose significant tariffs on certain product categories imported from China and other nations. These countries have taken or have threatened to take retaliatory actions, including imposing additional tariffs on their importation of a wide range of products from the United States, which may lead to adverse impacts to global trade. Such tariffs imposed by the United States, if expanded to other categories, could have a significant impact on our business, particularly the importation of parts of our batteries and certain production equipment that are manufactured in China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. As of September 30, 2025, tariffs have not had a material impact on our business, but increased tariffs or trade restrictions implemented by the United States and retaliatory actions by other countries could have a material adverse effect on our business, financial condition and results of operations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States, China, or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States, China, or other countries could exacerbate these actions and other governmental intervention.
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
China’s regulations affecting the exporting of battery materials and batteries can be unpredictable. China has implemented significant restrictions on the export of graphite, a key material for traditional lithium-ion batteries and recently announced that it plans to implement significant restrictions on other lithium battery materials, equipment and technology. Although our battery materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. If China were to restrict or stop exporting these materials, our ability to obtain such supply may be constrained and we may be unable to obtain sufficient quantities, or obtain supply in a timely manner, or at a commercially reasonable cost, or our contract manufacturers may be unable to export finished batteries that incorporate these materials to us. Constrained supply of battery materials may restrict our ability to manufacture certain of our products and make it difficult or impossible to compete with other battery companies who are able to obtain sufficient quantities of materials from China or other countries. Additionally, China announced recently that it plans to implement export licensing requirements on certain finished battery products. If China were to further restrict or stop exporting key materials and/or finished batteries, including our SiCore batteries, we may not be able to fulfill customers’ orders or we may incur losses when trying to meet our obligations, which may result in our customers seeking alternative batteries, and in turn, we could lose customers and face reputational harm or penalties.
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
Additionally, we have filed registration statements to register the following:
i. Shares reserved for future issuance, including shares issuable upon vesting of the outstanding restricted stock units, under the Amprius Technologies, Inc. 2022 Equity Incentive Plan, which totaled 22,191,268 shares as of September 30, 2025;
ii. Shares reserved for future issuance under the Amprius Technologies, Inc. 2022 Employee Stock Purchase Plan, which totaled 3,893,560 shares as of September 30, 2025;
iii. Shares issuable upon exercise of the options outstanding under the Amprius Technologies, Inc. 2016 Equity Incentive Plan, which totaled 8,696,928 shares as of September 30, 2025; and
iv. Shares issuable upon exercise of the options outstanding under the Amprius Inc.’s 2008 Stock Plan and the Amprius Inc.’s Second Equity Incentive Plan, which we assumed in October 2024 and totaled 6,115,016 shares as of September 30, 2025.
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
As of September 30, 2025, we had a total of 16,692,472 public warrants, 300,000 private warrants and 2,052,500 PIPE warrants outstanding. The exercise price of the private warrants and public warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share, though we and, in certain cases, the warrant agent have the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the current trading price for our common stock. To the extent the warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Shares of common stock issuable pursuant to the warrants are not subject to lock-up restrictions. As such, once the warrants are exercised, the holder of such shares issuable upon the exercise of the warrants will be able to resell the shares to the market, subject to other applicable laws. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock. Further, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, such warrants may expire worthless.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On August 18, 2025, Dr. Kang Sun, our Chief Executive Officer, entered into a stock trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”), which has an end date of December 31, 2026. Dr. Sun’s Rule 10b5-1 Plan provides for the potential sale of up to 7,217,869 shares of our common stock.
On September 11, 2025, Dr. Constantin Ionel Stefan, our Chief Technology Officer, entered into a Rule 10b5-1 Plan, which has an end date of March 10, 2027. Dr. Stefan’s Rule 10b5-1 Plan provides for the potential sale of up to 915,562 shares of our common stock.
During the quarter ended September 30, 2025, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	September 16, 2022
3.2	Amended and Restated Bylaws of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	March 23, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41314	4.1	September 16, 2022
10.1	Offer Letter Agreement for Ricardo C. Rodriguez, dated September 24, 2025					X
10.2	Consulting Agreement for Sandra Wallach, dated October 6, 2025					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

AMPRIUS TECHNOLOGIES, INC.:

November 6, 2025	By:	/s/ Dr. Kang Sun
(Date)		Dr. Kang Sun
Chief Executive Officer
(Principal Executive Officer)

November 6, 2025	By:	/s/ Ricardo C. Rodriguez
(Date)		Ricardo C. Rodriguez
Chief Financial Officer
(Principal Financial and Accounting Officer)