Form 10-K
period 2025-12-31
Amprius Technologies, Inc.
filed 2026-03-06
CIK 1899287

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $518.4 million. Solely for purposes of this disclosure, shares of common stock held by executive officers and directors and by each person who owns 5% or more of the outstanding common stock as of such date have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 137,019,004 shares of common stock outstanding as of February 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Part III where indicated. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

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
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•our ability to execute our business model and strategy, including expanding manufacturing capacity, developing production lines that meet our requirements and increasing the addressable market for our products and services;
•our ability to raise capital;
•the possibility that we may be adversely affected by economic, business or competitive factors, including supply chain interruptions and developments in alternative technologies, and may not be able to manage other risks and uncertainties;
•the outcome of any legal proceedings that may be instituted against us;
•changes in applicable laws or regulations;
•the effect of macroeconomic factors, such as tariffs, trade barriers, abrupt political change, geopolitics, currency fluctuations, embargoes, shortages, terrorist activity, armed conflict and public health emergencies, on our business;

Index to Consolidated Financial Statements
•risks related to any change in demand from existing customers; and
•other risks and uncertainties described in this Annual Report on Form 10-K, including risk factors discussed in Part I, Item 1A under the heading, “Risk Factors.”

Index to Consolidated Financial Statements
Part I
Item 1. Business
Overview
Amprius Technologies, Inc. develops, manufactures and markets lithium-ion batteries for mobility applications, including aviation, ground and marine vehicles. Our disruptive silicon anode technology is intended to enable batteries with high energy density, high power density and fast charging capabilities over a wide range of operating temperatures. This results in our batteries providing superior performance compared to conventional graphite lithium-ion batteries. Our silicon anodes are a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries, and our manufacturing processes leverage the manufacturing processes for conventional lithium-ion batteries and the related supply chain.
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems or “UAS”, such as drones and high-altitude pseudo satellites or “HAPS”. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by various customers, including AALTO Airbus, AeroVironment, BAE Systems, Kraus Hamdani Aerospace, Nokia Drone Networks, Nordic Wing, Teledyne FLIR and the U.S. Army. Our total customer engagements since inception grew to over 500 customers with shipments to hundreds of customers during the year ended December 31, 2025. In addition, from our inception through December 31, 2025, we have shipped over 4.2 million battery cells, which have enabled mission critical applications. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are protected by our portfolio of patents, trade secrets and know-how developed over 15 years of research and development.
Our SiCore batteries were developed in collaboration with Berzelius (Nanjing) Co., Ltd. (“Berzelius”), a former affiliated company. We began limited shipment of SiCore batteries in 2023, which generated a strong demand from our customers. In order to support such demand, we entered into a supply agreement with Berzelius in November 2023 (the “Exclusive Supply Agreement”), which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. In January 2024, we announced the full commercial launch of our SiCore batteries and accelerated engagement with our addressable markets. As of December 31, 2025, we had access, through our manufacturing supply agreements with our global contract manufacturers, including our participation in a consortium of South Korean companies that contribute capabilities across the lithium-ion battery value chain (the “Amprius Korea Battery Alliance”), to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats. These agreements provide us an opportunity to scale production and ship a large volume of SiCore batteries to our customers.
During 2025, we manufactured our SiMaxx batteries in our facility in Fremont, California. To support increased demand of our SiCore batteries, as of December 2025 and going forward into 2026, we are expanding this facility to increase the capacity of our pilot line to 10 MWh and expand our capabilities to support quick turn SiCore customer prototypes. This expansion is accelerated by a $14.8 million contract awarded to us in July 2025, as amended, through the U.S. Government Defense Innovation Unit (“DIU”).
In April 2023, we entered into a lease agreement to lease approximately 774,000 square feet of premises in Brighton, Colorado. As of December 31, 2025, due to larger industry dynamics, particularly our ability to access global contract manufacturing to rapidly service the demand from our customers, we recorded $19.1 million in impairment charges to the associated right-of-use asset and construction-in-progress to reflect our intention to terminate the lease of the Brighton facility. On January 30, 2026, we entered into an agreement with the lessor to terminate this lease in exchange for a one-time payment of $20.0 million. The termination of the lease will be reflected in our financial results in our fiscal first quarter of 2026. We believe that our outsource contract manufacturing strategy enables rapid capacity expansion with minimal capital investment.
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

Index to Consolidated Financial Statements
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
Industry Background
Traditional transportation has historically relied on fossil fuel-based internal combustion engines for propulsion which are considered to be significant contributors to greenhouse gas emissions. The growing emphasis on sustainable and resilient energy use in transportation is leading to increased capital investment, government incentives and commercial demand for the electrification of both passenger and payload mobility. This transition is particularly evident in the rapid advancement of UAS, commonly referred to as drones, as well as HAPS and electric vertical take-off and landing (“eVTOL”) aircraft. Beyond aerospace, the market is also experiencing robust growth in ground-based electric vehicles (“EVs”) and light electric vehicles (“LEVs”). Critical and breakthrough battery technologies are central to this shift, enabling mass adoption by improving energy density, accelerating fast charging capabilities, extending battery life, and enhancing safety.
Aviation Industry
Unmanned Aerial Systems: UAS are aircraft that operate with no crew or passengers onboard and are guided by remote control or autonomously. Examples of UAS include drones and HAPS. UAS are the next generation aerial transportation technology utilized for surveillance, assessment, logistics, delivery, communications, and imaging, among other uses. Leading batteries, such as Amprius’ silicon anode battery, offer lighter weight and/or more energy, potentially overcoming current battery technology barriers, enabling longer flight times and faster adoption of UAS.
Drones: Drones are the most common type of UAS and are increasingly being utilized across diverse industrial and government sectors, including military and defense, agricultural, energy and utilities, infrastructure and construction, logistics and delivery, and public safety. One of the key barriers to wider adoption is the existing battery technology, which limits the drones’ flight range and payload capacity. Our batteries offer higher energy density, which enables longer range endurance, and, depending on customer specifications, lighter weight, which facilitates higher payload capacity. Amprius offers advanced battery technology suitable for application in drones designs, including multi-rotor, single-rotor, fixed wing and hybrid VTOL.
High Altitude Pseudo Satellites: HAPS are alternatives for traditional satellites. When deployed, HAPS typically operate at stratospheric altitudes, approximately 12 miles (approximately 65,000 feet) above sea level. HAPS are

Index to Consolidated Financial Statements
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
Electric Air Transportation: Population growth and urbanization are key megatrends that are stretching ground transportation infrastructure to its limits and resulting in significant greenhouse gas emissions. A potential mitigation strategy is expanding intracity and other short-distance travel into the air utilizing eVTOL vehicles, which include passenger aircraft that use electric power to hover, takeoff, and land vertically. Historically, the electrification of passenger and cargo aircraft has lagged the adoption of electric automobiles in part because of the greater technical challenges. However, over the last few years there have been significant advancements in key enabling technologies for eVTOL aircraft, including high energy density and robust performance batteries offered by Amprius. Continued improvements in battery energy density could allow eVTOL aircraft to increase their range, speed and payload, dramatically expanding the range of trips and further accelerating the adoption of electric air mobility.
Light Electric Vehicle Industry
The LEV market is expected to grow rapidly primarily due to the rising demand for electric two and three wheel vehicles. As this market grows, we expect an increase in demand for high-performance batteries across the LEV sector. We believe that the form factor and cost-competitiveness of our high-energy-density SiCore batteries can support such growing demand in the LEV sector. As of December 31, 2025, we had access, through our manufacturing supply agreements with our global contract manufacturers, to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats.
Electric Vehicle Industry
The electrification of ground transportation is being accelerated by regulatory pressure to meet sustainability benchmarks and growing consumer preference. While multiple battery chemistries exist today that meet current EV specifications, we believe there is room for significant improvement. Our batteries have been tested and validated by the U.S. Advanced Battery Consortium (“USABC”), as further described below. They have the potential to help address both sustainability and preference concerns. We are not focused on the EV market today. However, we plan to improve our battery cycle life, cost and production quantity, to allow us to better compete with existing commercially available EV batteries in the future.
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
Our Solution
Today’s batteries typically utilize graphite as the anode material. Based on management’s estimates, we believe that graphite anodes have reached their theoretical limits for energy storage. We estimate that lithium-ion batteries with graphite anodes have an upper limit capacity of 355 mAh/g. We believe additional increases in the energy density for lithium-ion batteries may be achieved by using active anode materials that have a higher capacity for lithium storage. Among such active materials, silicon is known to have the highest lithium storage capacity per unit mass or volume over any other element besides lithium itself.

Index to Consolidated Financial Statements
Our batteries have replaced the graphite anode with a highly engineered silicon material that has a lithium storage capacity of approximately up to 3,400 mAh/g, nearly 10 times the highest capacity of known graphite anodes. By replacing graphite with silicon in the anode, we have significantly enhanced performance in batteries across energy density, power, charging time and ability to operate in extreme environments.
Our Competitive Strengths
SiCore and SiMaxx performance greatly exceeds conventional lithium-ion batteries commercially available today. We believe that our battery cells significantly outperform commercially available conventional graphite battery cells. As shown in the table below, as of December 31, 2025, our batteries have approximately up to double the specific energy and energy density of graphite battery cells, and enable significantly faster charging time. We believe other next-generation battery technologies will require significant additional research, development and investment prior to being commercially viable.
(1) Other than cycle life, based on a survey of 18650 technical datasheets (e.g., Panasonic NCR18650G), Sony VTC6 technical datasheet, iFixit reports on iPhone and Samsung batteries, and Y. Sun et al: Li-ion Battery Reliability – A Case Study of the Apple iPhone. For cycle life, based on Shmuel De-Leon: Li-Ion NCA/NMC Cylindrical Hard Case Cells Market 2021. Includes both released and unreleased SiMaxx and SiCore battery cells with high-energy, high-power, and balanced cell designs.
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
In January 2025, we announced the expansion of our SiCore product platform with a SiCore battery cell that provides energy density of 360 Wh/kg, extending runtimes while still exceeding 3,000 W/kg, with discharge rates of up to 10C without cooling and 15C with active cooling. This SiCore battery cell ensures quick power delivery without compromising runtime, which makes it ideal for aviation applications, including drones and high-performance electric mobility applications that require both endurance and rapid energy delivery.
In March 2023, we unveiled a prototype battery cell that delivers an energy density of >500 Wh/kg and >1,300 Wh/L at 25°C. The performance of this battery cell was verified by a leading testing house offering comprehensive battery regulatory compliance, safety and performance testing. At approximately half the weight and volume compared to other existing state-of-the-art, commercially available lithium-ion cells, we believe that this type of battery will deliver a potential industry-disrupting performance. As of December 31, 2025, this SiMaxx battery was in the development stage.
We will continue to develop next-generation battery cells, and we believe that when they become commercially available, those battery cells will have the potential to expand boundaries for our customers and provide a tailored solution for applications that require extended range and heightened discharge times without compromising key features, such as aircraft payload, and without having to increase vehicle weight.

Index to Consolidated Financial Statements
First mover advantage in emerging aviation markets. As a result of our success with AALTO Airbus, Nokia Drone Networks, and other tier-one customers, we have become an established market pioneer in providing high performance batteries to the aviation industry. Our reputation and commitment to delivering ultra-high performance batteries have enabled us to enter into several development and master supply arrangements with our customers. From our inception through December 31, 2025, over 500 customers had tested and validated our SiCore and SiMaxx batteries for their applications, and we believe our market leadership in aviation will enable us to continue to grow our customer base.
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
For example, in December 2022, an independent third-party testing lab validated that our SiMaxx 390 Wh/kg polymer electrolyte cell successfully passed the nail penetration test per the requirements of section 4.7.4.4. of the MIL-PRF-32383 (Military Performance Specification). The test is used to determine the feasibility of a specific product in combat scenarios. Cells tested in accordance with section 4.7.4.4. should not burn or explode, and the external temperature of each test sample should not be greater than 338 degrees Fahrenheit (170 degrees Celsius) when penetrated by sharp objects. When conducting the test, a 0.113-inch diameter stainless steel nail is driven through a fully charged cell at a prescribed speed. The cell is deemed to have passed if there is no smoke or flame following the nail penetration. In our fiscal fourth quarter of 2025, we delivered these cells to one of our partners for integration testing in military batteries.
Robust IP portfolio and know-how related to our silicon anode ecosystem. Our silicon anode technology has been refined and improved upon for over 15 years, and is protected by over 80 patents that were issued to us or are pending applications as of December 31, 2025. Core aspects of our technologies and processes are also protected by know-how and trade secrets developed by our team for over 15 years.
Our Products and Customers
As evidenced by customer validation, design wins and recurring orders with AALTO Airbus, AeroVironment, BAE Systems, Kraus Hamdani Aerospace, Nokia Drone Networks, Nordic Wing, Teledyne FLIR and the U.S. Army, among others, our battery technology is well positioned to address the rapidly growing markets within the aviation industry, specifically UAS and eVTOL, and LEVs. UAS and eVTOL applications have historically used conventional lithium-ion batteries as a means to promote product prototypes, but market participants are seeking advancements in battery technology. We believe that our silicon anode technology can be part of the solution. We sell to customers located inside and outside the United States, and a significant portion of our sales are to customers located in Europe. While we continue expanding and diversifying our customer base, during the year ended December 31, 2025, one customer represented $27.1 million of our total revenue.
We currently offer high performance batteries under our silicon anode platform to supply the aviation, ground and marine vehicle industries.
SiCore Product Platform
Our SiCore batteries, which were developed in collaboration with Berzelius and launched commercially in January 2024, are based on an innovative, proprietary silicon anode material system delivering high-energy-density silicon anode batteries that surpass current state-of-the-art graphite cell performance. The silicon anode cell chemistry in our SiCore batteries is designed to offer high energy density, up to 450 Wh/kg, and long cycle life, as long as 1,400 cycles. Our SiCore battery cell chemistry may be combined with other materials, such as binders and conductive agents, including graphite, to meet performance specifications.
We offer our SiCore batteries with the following design and performance factors: Energy, Power and Balanced Energy/Power.
Energy. This design of SiCore battery cell delivers a specific energy of up to 450 Wh/kg or 950 Wh/L at a maximum discharge rate of up to 1C and a cycle life of up to 150 cycles at full depth of discharge.
Power. This design of SiCore battery cell delivers a specific energy of up to 360 Wh/kg or 800 Wh/L at a maximum discharge rate of up to 10C and a cycle life of up to 200 cycles at full depth of discharge.

Index to Consolidated Financial Statements
Balanced Energy/Power. This design of SiCore battery cell delivers a specific energy of up to 340 Wh/kg or 770 Wh/L at a maximum discharge rate of up to 3C, and a cycle life of up to 700 cycles at full depth of discharge or 1,000 cycles at approximately 90% depth of discharge.
Our SiCore batteries have been validated across various applications in the electric mobility market, and since our commercial launch in January 2024, they have garnered positive feedback from customers with demanding performance requirements. Our SiCore battery chemistries are applied into a wide range of form factors, including pouch, cylindrical and prismatic cells. The cylindrical cell form factors offer balanced energy and power capabilities providing an industry leading capacity of 4Ah in 18650 format and 6.5 Ah in 21700 format, and a cycle life of up to 500 cycles.
As of December 31, 2025, we had access, through our manufacturing supply agreements with our global contract manufacturers, to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats.
EV capable Products
We are also currently developing an EV capable cell. Competition in the EV industry is intense, with high production volume requirements, low pricing, and balanced performance criteria, creating a high barrier to entry against the incumbent solutions. Prior to us being able to effectively compete in the EV space, we will need to further improve cycle life, increase production quantity, and reduce our costs.
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
Our Technology
SiCore Generation 2 Cells
Our SiCore batteries are based on an innovative, proprietary silicon anode material system, delivering batteries with high-energy-density, high discharge rates, and long cycle life. Developed in collaboration with Berzelius, the anode in our SiCore batteries have a unique bottom-up structure with an ultra-fine silicon nanostructure interior and multilayer surface protection. This silicon anode technology may also be combined with other active materials, such as binders and conductive agents, including graphite. The particle type of our SiCore anode materials can be processed in the same equipment and environment as graphite anode materials, offering a drop-in replacement of graphite materials and fast transfer to manufacturing of our SiCore cell designs. Due to their robust structure, our SiCore materials can be pressed into high density and thin electrodes, a precondition for high energy density and fast charge capability.
SiMaxx Generation 1 Cells
Our proprietary SiMaxx silicon anode technologies solve for the inherent limitations of silicon anodes in lithium-ion cells. Silicon has historically been investigated as an anode material due to its intrinsic capability to store larger quantities of lithium per unit mass and volume compared to graphite. The main barrier preventing silicon from becoming more widely adopted across the battery industry is that the silicon material expands during charging as it absorbs lithium ions. For example, silicon particles may expand up to 300% during charging. After multiple charge and discharge cycles, silicon particles may crack, causing anode degradation and device breakdown.
Our proprietary SiMaxx silicon anode technology is designed to accommodate for the material expansion inherent in silicon. Our nanowire anodes start with a metal foil that is layered with a nanowire template and metallurgically attached to the metal foil substrate by a growth process. The nanowire template is coated with a low-density silicon and then encased by a thin layer of high-density silicon.
SiMaxx silicon anodes generally contain more than 1,000,000 nanowires per square centimeter. The nano-porosity of the low-density layer of silicon on each nanowire and the micro-porosity between the wires in our technology allows the silicon to expand at nano- and micro- meter levels when the anode is charged, with little to no damage to the anode.

Index to Consolidated Financial Statements
Our SiMaxx anode structure enables ions and electrons to travel in a straight path between and through the nanowires. In contrast, a particle structure results in ions and electrons traveling in a nonlinear, tortuous path. The straight path of our anode facilitates high electric and ionic conductivity, enabling high power and fast charging.. Nanowires are always in electrical contact with the metal foil due to their growth rooted fabrication, while particles have to rely on particle-to-particle contact for electron transfer, which can easily be broken during cycling.
Our SiMaxx silicon anodes are considered 100% silicon based on their actual silicon content, which ranges from 99.5% to 99.9% and meets the acceptable purity standards for classification 100%.
As of December 31, 2025, most of our customers have transitioned to SiCore Generation 2 cells from SiMaxx Generation 1 cells.
Product Portfolio
Amprius offers commercially available batteries with the following design and performance factors: High Energy, High Power, and Balanced Energy/Power.
High Energy. Our high energy battery cells are designed to maximize specific energy for applications with low power requirements. For applications that have a continuous discharge rate of less than 2C, these battery cells deliver a specific energy of up to 450 Wh/kg or 950 Wh/L at a discharge rate up to 1C. Amprius high energy SiCore cells are most frequently used by HAPS, which are designed to carry a payload at high altitudes for extended periods, typically for weeks or months at a time, as they rely on solar power for operations during the day and need to store sufficient energy in the battery to keep the aircraft aloft during the night.
Our high energy battery cells have powered AALTO Airbus’ Zephyr S stratospheric vehicle to numerous records since 2018. The Zephyr S is designed to fly for months at a time, at an altitude of approximately 70,000 feet. After integrating our battery cells into the Zephyr S, AALTO Airbus set endurance and altitude records by flying continuously for over 25 days in 2018 and 67 days in 2025. Airbus presented us with the 2021 Innovative Supplier of the Year Award.
High Power. Our high power SiCore cells are designed for applications that place a premium on power. These high power battery cells offer up to 360 Wh/kg and 800 Wh/L energy density with up to 10C continuous discharge capability. This performance is well suited for the air transportation industry, which requires high power capabilities to lift the aircraft from the ground into the air. In addition, our high power battery cells are capable of fast charging, from 0% to 80% in less than 6 minutes. This level of power capability, energy density, and fast charge capability is optimal for urban air mobility and other air transportation industry applications. Once the vehicle has landed, the turnaround time to get the vehicle back into the air becomes critical, which is why we believe customers value our high power batteries with fast charge capabilities.
Since 2021, we have engaged in technical evaluations with certain tier-one eVTOL manufacturers to develop an eVTOL-optimized battery system to support the development and commercialization of their eVTOL fleet. We plan to continue expanding our technical evaluation engagements with other eVTOL manufacturers as the eVTOL market grows.
Balanced Energy/Power. We designed our balanced energy/power battery cells for applications that require a balance between power and energy. These battery cells offer energy density as high as 340 Wh/kg or 770 Wh/L at up to 3C discharge rate. This range of power capability is important to customers in the UAS sector. Our balanced energy/power battery cells typically meet the requirements of UAS devices’ needs for high initial power, as well as higher energy requirements for longer sustained cruising.
With commercial shipments since 2022, our balanced energy/power battery cells have been designed to accomodate UAS programs at AeroVironment and Teledyne FLIR, with recent customer additions including Nokia Drone Networks, Nordic Wing and ESAero.
Manufacturing and Supply
As of December 31, 2025, we produce SiCore batteries through our manufacturing supply agreements with global contract manufacturers. In order to meet the increased demand for our SiCore batteries, we are planning to expand our contract manufacturing partnerships globally. Some of the challenges that we may encounter when we enter into a manufacturing supply arrangement include, among others, supply chain risks, risk of losing control over the manufacturing process of our SiCore batteries, which could lead to quality control issues, delay in production, increase in production costs, and non-compliance with our established standards. In addition, we may encounter a risk of losing control of some of

Index to Consolidated Financial Statements
our intellectual property. While we plan to set up business processes, including adding oversight and quality control procedures, in order to manage our contract manufacturing supply arrangements, there can be no assurance that such processes will be effective. As of December 31, 2025, we had access, through our manufacturing supply agreements with our global contract manufacturers, including the Amprius Korea Battery Alliance, to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats. For more information, see the section titled "Risk Factors" below.
We plan to partner with other contract manufacturers in the future, and we plan to select large, experienced and reputable contract manufacturing companies. In January 2026, we announced our first partnership with a United States contract manufacturer, Nanotech Energy, located in California.
Our Growth Strategy
Our goal is to become the market leader in high performance lithium-ion batteries. In order to achieve that goal, we are pursuing the following growth strategies:
Leverage existing contract manufacturing capacity to produce SiCore batteries. We believe that our existing Exclusive Supply Agreement with Berzelius, which gives us exclusive rights to purchase Berzelius’ proprietary silicon anode materials in the United States, Canada and Mexico, and our existing manufacturing supply agreements with global contract manufacturers will allow us to continue supporting the increasing demand for our SiCore batteries. As of December 31, 2025, we had access, through our manufacturing supply agreements with our global contract manufacturers, including the Amprius Korea Battery Alliance, to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats.
Expanding existing manufacturing facility to meet increase in demand and optimize costs. Although we had access to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats through our existing manufacturing supply agreements with our global contract manufacturers as of December 31, 2025, we believe that expanding our existing manufacturing facility would help us grow our customer base and optimize costs in the long-term. We are currently transitioning our kWh-scale manufacturing line for our SiMaxx batteries at our facility in Fremont, California to a 10 MWh-scale SiCore pilot line, accelerated by our contract with the DIU.
Extend first-mover advantage to become the market leader in lithium-ion batteries for aviation. We believe we are the leading company in the market today with a high-performance battery that can meet the requirements of aviation applications. We have built a strong reputation in the industry by delivering ultra-high performance batteries with high safety standards that meet or exceed industry standards and customer requirements. We expect to extend our presence in the aviation market, while also serving other transportation-related markets that require improvements in their electrification solutions. From our inception through December 31, 2025, over 500 customers had tested and validated our batteries for their applications.
Further improve performance characteristics of our anode and battery cells. We believe we have the highest-performing commercially available batteries in the market. We intend to maintain our performance advantage by continuing to invest in our anode and cathode chemistries. We expect to continue to increase the performance characteristics of our batteries, particularly around power, energy density and cycle life. We believe our next-generation cells, when commercially available, will have the potential to expand boundaries for our customers and provide a tailored solution for applications that require longer discharge times without compromising key features, such as payload and vehicle weight. We plan to continue to invest in optimizing combinations of these performance characteristics as well as the requisite form factors to meet the specific needs of our customers and drive adoption of our battery cells in other areas of electrified transportation. As a result of these efforts, our goal is to fully realize the benefits of our silicon anode technology and remain a developer of industry-leading batteries.
Expand our end markets and applications. As we increase our production capabilities and partnerships with global contract manufacturers, we will be able to supply our batteries in larger volumes to fulfill our customers’ battery prototyping and procurement requirements. Our current customer base consists primarily of aviation and other air transportation companies as well as LEV’s. We believe the batteries we have developed for the aviation industries can be adapted for larger form factors to meet the energy density and fast-charge requirements of the EV market once we are able to improve the cycle life, increase form factors, reduce cost and improve production quantity for our EV capable battery cells.

Index to Consolidated Financial Statements
Research and Development
Our original silicon anode technology was developed at Stanford University in 2008. For over 15 years, we have refined and improved upon the technology for use in commercial applications. We have conducted research and development initiatives focused on improving performance characteristics and expanding the applications of our silicon anode battery technology. We expect to continue our research and development efforts in the following areas:
•Improving battery life. We are working with chemical compounds as potential additives to improve cycle life without negatively impacting other performance characteristics such as energy density.
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
•Larger cell form factors. The batteries we have developed and are developing for our customers are typically approximately up to 15Ah for small-sized aircraft. As we expand our customer base, we are in the process of developing larger form factor batteries, up to 70 Ah, for broader aviation applications as well as LEV and EV customers.
We utilize our research and development capabilities to improve existing products and build custom batteries for our customers. We typically structure these customer programs such that we receive revenue from our design services as well as from our initial sample cells.
Intellectual Property
Our proprietary silicon anode technologies, including the related processes, design and manufacturing, are protected by our patent portfolio and know-how and trade secrets.
As of December 31, 2025, we had a total of 86 patents, which consisted of:
•74 patents issued to us (35 patents issued in the United States and a total of 39 patents issued in the European Union, Korea, Japan, China, Taiwan and Israel) with expiration periods ranging between 2030 and 2039;
•10 patent applications that are pending (2 patent applications in the United States and a total of 8 patent applications in the European Union, Korea, Japan, China and Taiwan); and
•2 U.S. patents licensed from Stanford University.
Our patents cover the following:
•Silicon structures – rooted nanowire template, tapered morphology, silicon dopants and multi-layered structure;
•Materials technologies – solid electrolyte interphase formation, electrolyte formulations and scalable prelithiation; and
•Silicon anode manufacturing processes, design and equipment.
As of December 31, 2025, we also held a total of 10 registered trademarks that were issued to us, which consisted of 2 trademarks issued in the United States and a total of 8 trademarks issued in the European Union, Great Britain, Japan, Korea and China.
We rely on non-disclosure agreements with employees, independent contractors, customers and other third parties to protect our intellectual property and proprietary rights.
Circumstances outside our control could pose a threat to our intellectual property rights. For more information, see the section titled “Risk Factors” below.
Competition
We compete directly and indirectly with current battery manufacturers and with an increasing number of companies that are developing new battery technologies and chemistries to address the growing market for electrified mobility

Index to Consolidated Financial Statements
solutions. Specifically, within the aviation markets, we primarily compete with conventional graphite anode batteries and silicon and silicon composite anode batteries.
Graphite anode battery companies include tier-one manufacturers such as Amperex Technology Limited (ATL), Contemporary Amperex Technology Co., Limited (CATL), E-One Moli Energy Corp., LG Energy Solution, Murata Manufacturing Co., Ltd., Panasonic Industry Co., Ltd., and Samsung SDI Co., Ltd., which provide high quality and high performance solutions, and tier-two manufacturers which tend to provide lower cost solutions. We expect the manufacturers of those batteries will continue to invest in improving the capabilities of their batteries.
Companies making or developing silicon composite anodes or materials include both large manufacturers as well as many well-funded new technology companies. These include Berzelius, BTR New Energy Material Ltd., Enevate Corporation, Enovix Corporation, Group 14 Technologies, Inc., Nexeon Ltd., Shanshan Corporation, Sila Nanotechnologies Inc., and Storedot Ltd. Silicon composite anodes may offer higher energy density and other improvements over conventional graphite anodes, and may be less expensive to manufacture than our SiCore products.
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
The EV and LEV battery industries are fast-growing and highly competitive. Unlike the aviation industry, where there are a limited number of commercially available batteries that meet the minimum performance specifications, there are many battery manufacturers in the EV and LEV industries that can produce commercially acceptable batteries, and they may be able to produce those batteries at lower cost and higher volumes than we are currently able to. Future entrants may include companies developing different and less mature technologies, including lithium metal anodes and solid state batteries. In order to effectively compete, we will need to further improve our batteries’ life cycles, increase their form factors, increase their production quantity, and reduce production costs.
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

Index to Consolidated Financial Statements
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
In addition, recent regulatory developments in China have introduced new export controls on certain lithium-ion batteries, the materials used in their production, and related manufacturing equipment and technologies. Enforcement of these controls has been suspended until at least November 2026, pending the outcome of further negotiations between United States and China. These measures, once they are enforced, could affect our partners and suppliers, disrupt our supply chain, increase costs, or require us to diversify our supply chain.
Furthermore, our operations and growth prospects may be impacted by the National Defense Authorization Act ("NDAA"), which includes regulations to be implemented in the future which are aimed at securing the United States defense industrial base and domestic supply chains. Specifically, the latest NDAA and related measures will, in the future, prohibit the Department of Defense from procuring certain advanced batteries and battery components that are sourced, produced, or refined by "foreign entities of concern." Pursuant to our program with the DIU, we are required to secure future sources or qualify individual lithium-ion battery components from NDAA compliant suppliers. We may not be successful in sourcing such components or identifying compliant suppliers who can meet our technical specifications and cost targets. Our inability to qualify compliant components at an acceptable cost could jeopardize opportunities with government agencies and government contractors, as well as our standing under the DIU program, or our business, financial condition, results of operations and prospects could be negatively affected.
For more information, see the section titled “Risk Factors—Risks Related to Litigation and Regulatory Compliance.”
Human Capital
We believe that our success is driven by our team of technology innovators and experienced business leaders. We also believe that our employees are the foundation for developing and commercializing our silicon anode technology. Many on our leadership team have been with us for over a decade. We seek to hire and develop individuals who are dedicated to our strategic mission.
As of December 31, 2025, our total headcount was 109, which consisted of 97 full-time employees and 12 temporary hires and contractors. Our employees are primarily located in our headquarters in Fremont, California.
As of December 31, 2025, a total of 27 full-time employees worked in research and development (“R&D”) and a total of 45 full-time employees worked in manufacturing. Certain employees in the R&D and manufacturing departments hold a Ph.D. or an advanced degree in material science, chemical, aerospace, structural and nanoscale engineering, physics or chemistry.
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
•Our primary reliance on third parties to manufacture our batteries or battery materials subjects us to certain risks.
•We may not succeed in expanding our manufacturing capacity or developing production lines that meet our requirements for quality, yield, and throughput. Additionally, our reliance on third-party partners and requirements to source National Defense Authorization Act (NDAA)-compliant components at acceptable cost targets may result in significant delays, increased capital expenditures, or operational inefficiencies.
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
•Recent and potential tariffs imposed by the United States government or a global trade war has and could continue to increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.
•Our reliance on suppliers in foreign countries, including China, subjects us to risks and uncertainties relating to foreign laws and regulations and changes in relations between the United States and such foreign countries.
•Any change in demand by existing customers, including customers representing a significant amount of our sales, could decrease our revenue and our results of operations would be adversely affected.
•A significant portion of our sales are to customers who are located outside of the United States, particularly in Europe. Such sales expose us to geopolitical risks.
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

Index to Consolidated Financial Statements
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
Our SiCore batteries are based on the innovative, proprietary material system developed by Berzelius and are currently manufactured by our manufacturing partners. Our SiCore batteries have been produced under contract manufacturing agreements with Berzelius and other partners. However, to facilitate product expansion, we entered into the Exclusive Supply Agreement with Berzelius, pursuant to which Berzelius agreed, among other things, (i) to manufacture for, and sell exclusively to, Amprius its proprietary silicon anode materials in the United States, Canada and Mexico and (ii) to use best efforts to prioritize fulfillment of Amprius’ forecasted orders, if any. The Exclusive Supply Agreement does not include any commercial terms, and until such time as we are able to establish mutually agreeable commercial terms thereunder, if we are able to at all, the purchase of the materials under the Exclusive Supply Agreement by Amprius will be specified in written purchase orders mutually agreeable to the parties. In addition, we have access, through our manufacturing supply agreements with our global contract manufacturers, including battery manufacturers in South Korea, to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats, and are engaging with potential additional partners across a network of established contract manufacturers. Our reliance on Berzelius or other third parties to manufacture our batteries or battery materials subjects us to certain risks, including but not limited to:
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
•We do not control Berzelius or other third party material suppliers, and there is no guarantee that these partners will reserve any capacity for us, they will not have disruptions in their supply chain or manufacturing processes, and that our batteries or battery materials will be delivered to us within the agreed timeline, or at all, or be free from defects;
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

Index to Consolidated Financial Statements
•Although we have exclusive rights to purchase Berzelius’ proprietary silicon anode materials in the United States, Canada and Mexico, we do not have exclusivity arrangements with respect to marketing, and there is no guarantee that Berzelius will not compete with us for customers;
•We plan to establish a global network of contract manufacturing partnerships in the future and we may face certain risks as part of this process, including, among other things, the risk of losing control over the manufacturing process of our SiCore batteries, which could lead to quality control issues, delay in production, increase in production costs, and non-compliance with our established standards, or we may encounter a risk of losing control of some of our intellectual property, and while we plan to set up business processes, including oversight and quality control procedures in order to manage our contract manufacturing arrangements, there can be no assurance that such processes will be effective; and
•Relying on global third parties subjects us to certain risks beyond our control including, currency fluctuations, trade barriers, trade wars, retaliatory actions or restrictions imposed on such third parties, inflation or other general economic and geopolitical uncertainty, including the recent economic uncertainty and volatility, any of which could negatively impact our operations, or those of our customers, suppliers and manufacturers.
In the event any of the above risks, or any other adverse events resulting from our reliance on third parties, including those risks described below, occurs, our business, financial condition, results of operations and prospects may be adversely affected.
We may not succeed in expanding our manufacturing capacity or developing production lines that meet our requirements for quality, yield, and throughput. Additionally, our reliance on third-party partners and requirements to source NDAA-compliant components at acceptable cost targets may result in significant delays, increased capital expenditures, and operational inefficiencies.
We manufacture on a kWh-scale capacity and are working to increase our manufacturing capacity of our Fremont, California pilot line. Our operations and growth prospects may be impacted by the National Defense Authorization Act (NDAA), which includes regulations to be implemented in the future which are aimed at securing the United States defense industrial base and domestic supply chains. Specifically, the latest NDAA and related measures will, in the future, prohibit the Department of Defense from procuring certain advanced batteries and battery components that are sourced, produced, or refined by “foreign entities of concern.” Pursuant to our program with the Defense Innovation Unit (DIU), we are required to source or qualify individual lithium-ion battery components from National Defense Authorization Act (NDAA) compliant suppliers. We may not be successful in sourcing such components or identifying compliant suppliers who can meet our technical specifications and cost targets. Our inability to qualify compliant components at an acceptable cost could jeopardize our standing under the DIU program, or our business, financial condition, results of operations and prospects could be negatively affected.
Furthermore, we are reliant on Berzelius and third-party manufacturers to provide us the necessary technology and support to build our own manufacturing line to produce SiCore batteries. In that process, we and our potential suppliers and other equipment vendors may encounter significant engineering challenges, performance issues, permitting or licensing issues, delays, unforeseen development costs, and other obstacles. Additionally, our ability to manufacture SiCore batteries depends on our ability to establish mutually agreeable commercial terms with Berzelius under the relevant purchase orders. If we fail to reach an agreement with Berzelius or other third party material suppliers, our standing under the DIU program could be jeopardized or our business, financial condition, results of operations and prospects could be negatively affected.
In addition, operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, failures by suppliers to deliver necessary components of our batteries in a timely manner and at prices and volumes acceptable to us, environmental hazards and remediation costs, costs associated with commissioning of machines, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fires, seismic activity and natural disasters, and problems with equipment vendors. Should operational risks materialize, they may impact our ability to support our customers on a timely basis, which would negatively affect our revenue growth and profitability.
Additionally, the development of our SiCore manufacturing line at our Fremont, California facility may require us to make intensive capital expenditures before we are able to benefit from such development. The SiCore manufacturing line may also suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Further, unexpected equipment malfunctions may significantly affect the intended operational efficiency.
We may not meet our production cost targets, which would limit the size of our market opportunities.

Index to Consolidated Financial Statements
We may require significant capital to develop and grow our business and expect to incur significant capital expenditures and other expenses, including those relating to the expansion of our manufacturing capacity, management of our contract manufacturers, development and establishment of our manufacturing lines, raw material procurement, leases, sales and distribution as we build our brand and market our batteries, and general and administrative costs. Our profitability will not only depend on our ability to successfully market our batteries, but also our ability to control our costs. Some of the processes in the manufacturing of our silicon anodes require equipment that is more costly than those involved in standard anode production techniques. If we are unable to cost efficiently, design, manufacture, market, sell and distribute our batteries, our margins, profitability and prospects would be materially and adversely affected. We partner with our existing contract manufacturers to manufacture and deliver our SiCore cells, and any cost advantage for the production of our batteries, compared to conventional lithium-ion batteries, require us to manufacture at rates of cell quality, throughput, and yield demonstrated for mature batteries and battery material that we have not yet achieved. If we are unable to achieve these targeted rates through our existing contract manufacturers, our business will be adversely impacted.
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
Furthermore, manufacturing technology may evolve rapidly, and we may decide to update our manufacturing processes more quickly than expected. Moreover, as we increase our efforts to expand the commercial production of our batteries, our experience may cause us to discontinue the use of already modified or installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations could be negatively impacted.
We may not succeed in retaining and attracting key employees, particularly technical talent, needed to operate and build our business successfully.
Our success depends on our ability to attract and retain our executive officers, key employees and other qualified personnel, particularly technical talent, and as a relatively small company with key talent residing in a limited number of employees, our operations may be severely disrupted if we lost their services. In particular, we are highly dependent on the services of senior technical and management personnel, including our executive officers, who would be difficult to replace.
If any key personnel were to depart, we may not be able to successfully attract and retain senior leadership necessary to grow our business. As we build our brand and become better known, there is increased risk that competitors or other companies will seek to hire our personnel. The failure to attract, integrate, train, motivate and retain these personnel could seriously harm our business and prospects.
In addition, expanding our manufacturing capacity and operating our manufacturing facility and production tools will require us to hire highly skilled personnel. There are currently a limited number of people with this experience in the United States. Recruiting and training skilled engineers, workers and other laborers will take significant cost and time, and an inability to do so timely or at all would inhibit the successful expansion of our manufacturing capacity and operation of our manufacturing facility, thus negatively affecting our business and our results of operations.
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
We may compete for time and efforts of certain of our officers and directors.
Certain of our officers and directors are, or may in the future be, officers, directors, and employees of other entities and we may have to compete with the other entities for their time, attention and efforts. For example, Dr. Kang Sun, our Executive Advisor, our former Chief Executive Officer, and a member of our board of directors, serves on the board of directors of Berzelius. There could be competition for the time and effort of such individuals, and, further, potential conflicts of interests in our transactions with Berzelius, or other entities, as could arise. If such individuals do not devote sufficient attention to the management and operation of our business or if such conflicts of interest are not resolved, our business and financial results may suffer.
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
We anticipate being required to provide forecasts of our demand to our current and future suppliers prior to the scheduled delivery of products to customers. Currently, there is limited historical basis for making judgments on the demand for our batteries and our ability to develop, manufacture, and deliver our battery products. Our customers’ final purchase orders may not be consistent with our estimates. If we overestimate our requirements, our suppliers may deliver excess inventory, which indirectly would increase our costs and may result in unprofitable sales or write-offs. Given that our batteries may be customized to meet our customers’ specifications, they are susceptible to obsolescence due to their limited shelf life. Because we have no history of large-scale production and limited history of managing contract manufacturers, we may also be unable to forecast accurately the pace of manufacturing or the take-up of our battery products by our customers.
If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our battery products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors unique to the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of battery components in a timely manner, the delivery of our batteries to our customers could be delayed, which would harm our business, financial condition and results of operations. Producing additional battery products to make up for any shortages within a short time frame may be difficult, making us unable to fulfill the purchase orders, especially due to the customized nature of our batteries. In either case, our business, financial condition, results of operations and prospects may be adversely affected.
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

Index to Consolidated Financial Statements
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
We face risks related to global economic, geopolitical, and market conditions, in part due to the geographies in which some of our customers are located.
We face geopolitical and other risks associated with a significant portion of our sales being made to customers located outside of the United States, particularly in Europe. We and our customers are subject to risks related to political change, terrorist activity, and armed conflict, such as the military conflicts between Russia and Ukraine and in the Middle East. These military conflicts have led to volatility in the global economy, and may contribute to inflation, volatility in the credit and capital markets, and interruption in the global supply chain.
In addition, our batteries are incorporated into end products used in the defense industry by customers in jurisdictions experiencing military conflict. As a result, any cessation or escalation of such conflicts could limit economic activity in the affected regions or impact our future sales. Conversely, any cessation or de-escalation of these conflicts could alter regional market dynamics and competitive conditions, which may create both opportunities and challenges. For example, while there is risk that a cessation of hostilities could curb demand for our products, due to a decrease of the need for combat zone drones, it is also possible that a cessation of hostilities could result in increased demand for our batteries for use in proactive defense, peace keeping or reconstruction efforts. We cannot accurately predict the timing, outcome or broader impact of these developments.
Additionally, currency fluctuations, geopolitics, trade barriers, embargoes, increased tariffs and retaliatory actions or shortages and other general economic or political conditions may limit our ability to obtain batteries or key components for our batteries or significantly increase freight charges, raw material costs and other expenses associated with our business, which could materially and adversely affect our business, financial condition, results of operations and prospects.
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

Index to Consolidated Financial Statements
We expect to commit significant resources to expand our battery manufacturing capacity, including partnering with global contract manufacturers, and maintain a competitive position, and these commitments may be made without knowing whether such investments will result in products potential customers will accept. There is no assurance we will successfully identify new customer requirements, develop and bring our batteries to market on a timely basis, or that products and technologies developed by others will not render our batteries obsolete or noncompetitive, any of which would adversely affect our business, financial condition and results of operations.
Customers will be less likely to purchase our batteries if they are not convinced that our business will succeed in the long term. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed in the long term. Accordingly, in order to build and maintain our business, we must maintain confidence among current and future partners, customers, suppliers, analysts, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be particularly complicated by certain factors including those that are largely outside of our control, such as our limited operating history, market unfamiliarity with our battery products, any delays in expanding our manufacturing capacity, delivery and service operations to meet demand, competition and uncertainty regarding our production and sales performance compared with market expectations.
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
We have entered into development agreements and master supply agreements with certain of our customers and may in the future enter into similar arrangements and development agreements with our customers. While offering potential benefits, these strategic alliances with OEMs and others could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by our partners and costs of establishing and maintaining new strategic alliances, any of which may materially and adversely affect our business. We may have limited ability to monitor or control the actions of our partners and, to the extent any of them suffers negative publicity or harm to their reputation

Index to Consolidated Financial Statements
from events relating to their business, we may also suffer negative publicity or harm to our reputation by virtue of our association with them. For example, we rely on our partners’ manufacturing facilities and their operations are outside of our control. We could experience delays if our partners do not meet agreed-upon timelines or experience capacity constraints, and in turn, we could lose customers and face reputational harm.
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
Historically, we derived a significant portion of our revenue from existing customers that expand their relationships with us. For example, one customer during the year ended December 31, 2025 represented $27.1 million of our revenue. Increasing the size and number of the deployments of our existing customers is an important part of our growth strategy. We may not be effective in executing this or any other aspect of our growth strategy. Any such decrease or change in our customers’ purchasing of our products could adversely impact our business, financial conditions or results of operations.
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
Achieving renewal or expansion of deployments may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, our customers’ decisions to continue or expand the use of our battery products may depend on a number of factors, including general economic conditions, the functioning of our batteries, and our customers’ satisfaction with our battery products. If our efforts to expand within our existing customer base are not successful, our business may suffer.
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
We may need additional capital to support our business growth, and it may not be available on acceptable terms, if at all. For example, our capital forecast assumes, among other things, that our development timeline progresses as planned

Index to Consolidated Financial Statements
and our corresponding expenditures are consistent with current expectations, both of which are subject to various risks and uncertainties, including those described herein.
Additionally, we expect our operating expenses may increase substantially on account of increased headcount and other general and administrative expenses necessary to support a rapidly growing company.
As a result, we may need to access the debt and equity capital markets, to obtain additional financing in the future. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including:
•market or economic conditions;
•the level of success with our current manufacturing capabilities;
•our operating performance;
•investor sentiment; and
•our ability to incur debt in compliance with any agreements governing our then capital structure.
Further, abrupt political change, terrorist activity, and armed conflict has had an impact on the global economy and financial markets. Although our business operations have not been directly impacted by such events to date, our batteries are incorporated into end products that are used by defense industry customers in jurisdictions experiencing military conflict and it is difficult to accurately predict the extent to which our operations, or those of our customers, suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of military action, sanctions and resulting market disruptions are difficult to accurately predict, but could be material. Sales could be impacted by any cessation or escalation of the conflicts in these regions.
In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, the financial services industry or the financial markets generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity challenges. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we raise additional funds by issuing equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to generate sufficient funds from operations, raise additional capital or access our existing funds, we may be forced to take actions to reduce our capital or operating expenditures, including by eliminating redundancies, or reducing or delaying our production facility expansion, which may adversely affect our business, financial condition, results of operations and prospects.
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

Index to Consolidated Financial Statements
We continue to test our business model and any failure to realize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.
There is additional risk associated with enterprises like Amprius, that are encountering new challenges and issues for the first time, many of which are beyond our control, including substantial risks and expenses in the course of establishing or entering new markets, implementing novel manufacturing processes, organizing operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business plan will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including expanding our manufacturing capacity and increasing our headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital requirements of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenue to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of some or all of your entire investment.
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
We have incurred net losses since our inception. We may continue incurring net losses in the future as we, among other things, endeavor to hire the experienced scientific, quality-control, and manufacturing personnel needed to operate our manufacturing processes; increase our sales and marketing activities; expand our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.
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

Index to Consolidated Financial Statements
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
In 2023 and 2022, we identified material weaknesses in our internal control over financial reporting pertaining to the inadequate design and maintenance of our internal control over our financial reporting and close activities and inadequate segregation of duties. Although those material weaknesses were remediated prior to December 31, 2024 and there were no material weaknesses identified as of December 31, 2025, there can be no assurance that we will not experience additional material weaknesses in the future. We continue to assess our internal controls and procedures and intend to take further actions as necessary or appropriate to address any other matters we may identify in the future. We cannot assure you that the measures we have taken to date and may take in the future, will be sufficient to prevent or avoid potential future material weaknesses in internal control over financial reporting. In addition, it is possible that control deficiencies or significant deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition, lead to a default under future indebtedness, and could have a material adverse effect on our business, financial condition, cash flow or results of operations.
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

Index to Consolidated Financial Statements
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
In July 2025, the One Big Beautiful Bill Act (the “OBBB Act”) made changes to certain international foreign tax credit and domestic tax provisions in the United States, and there is a risk of additional changes in law or regulations under the current presidential administration. We continue to evaluate the potential impact of the OBBB Act and whether it could have a negative impact on our future cash flows. The current presidential administration has also issued Executive Orders calling for substantial overhaul of the U.S. Treasury regulations. As a result, there could be substantial changes to regulations, in connection with both the OBBB Act and with the regulatory overhaul pursuant to Executive Orders, or other changes to tax laws. In addition, many of the states are seeking to increase tax revenues. Such changes may include, but are not limited to, changes in the tax rate or possible suspensions on the use of net operating losses, tax credits, and other tax attributes. Any resulting income tax liabilities may reduce our future cash flows.
The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, financial condition, results of operations and prospects.
We benefit from certain government subsidies and economic incentives from time to time, including tax credits, rebates and other incentives that support the development and adoption of clean energy technology. Such government subsidies and economic incentives are subject to uncertainties and may be discontinued at any time. For example, the Inflation Reduction Act of 2022 introduced or extended a number of federal tax credits to promote clean energy development. However, some of these tax credits were reduced, limited or eliminated by the OBBB Act, and certain provisions of the OBBB Act may impact our eligibility for tax credits we have utilized in the past. Thus, we cannot assure you that we will be able to benefit from government subsidies and economic incentives or that these subsidies and incentive programs will be available to us in the future at the same or comparable levels as they have been in the past. Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of clean and renewable energy products or other reasons, may require us to seek additional financing, which may not be obtainable on commercially attractive terms or at all, and may result in the diminished competitiveness of the battery cell industry generally or our silicon anode battery cells in particular. Any change in the level of subsidies and incentives from which we benefit could materially and adversely affect our business, financial condition, results of operations and prospects.
We have customers from the public sector, and our failure to receive and maintain government contracts or changes in the contracting or fiscal policies of the public sector could have a material adverse effect on our business.
We have contracts with certain government agencies of the United States (as a prime contractor or subcontractor), including, for example, the U.S. Department of War (“U.S. DoW”).

Index to Consolidated Financial Statements
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
Accordingly, our business, financial condition, results of operations and prospects may be adversely affected by certain events or activities, including, but not limited to:
•changes in fiscal or contracting policies or decreases in spending, including defense spending, by government agencies and contractors or available government funding;
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

Index to Consolidated Financial Statements
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
Changes in levels of U.S. government defense spending could negatively impact our financial position and results of operations.
We derive a portion of our revenue from the U.S. government, including from defense-related programs with the U.S. DoW and we expect this to continue, as exemplified by our collaboration with the DIU. Levels of U.S. defense spending are very difficult to predict and may be impacted by numerous factors such as the political environment, U.S. foreign policy, macroeconomic conditions, ongoing or emerging geopolitical conflicts such as conflict between Russia and Ukraine and developments in the conflict in the Middle East, and the ability of the U.S. government to enact relevant legislation such as authorization and appropriations bills. Accordingly, long-term uncertainty remains with respect to overall levels of defense spending. Future budget cuts associated with the authorizations and appropriations process could result in reductions, cancellations, and/or delays of existing contracts or programs. Any of these impacts could have a material effect on our financial condition or results of operations.
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

Index to Consolidated Financial Statements
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
If we fail to comply with national and local environmental protection laws and regulations, the relevant governmental authorities may impose fines or deadlines to cure instances of noncompliance and may even order us to cease operations if we fail to comply with their requirements. In particular, any breach by us in connection with requirements relating to the handling of hazardous wastes may subject us to monetary damages and fines. In addition, if any third party suffers any loss as a result of our pollutant emission practices, our improper handling of hazardous wastes or our noncompliance with environmental regulations, such third parties may seek damages from us.
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
Our battery products may be subject to U.S. and international export control laws and regulations including the Export Administration Regulations, the International Traffic in Arms Regulations, and trade and economic sanctions maintained by the Office of Foreign Assets Control. As such, an export license is required to export, re-export, or transfer certain battery products to certain countries, end-users, and end-uses. For example, recent regulatory developments in China have introduced new export controls on certain lithium-ion batteries, the materials used in their production, and related manufacturing equipment and technologies. Enforcement of these controls has been suspended until at least November 2026, pending the outcome of further negotiations between United States and China. These measures, once they are enforced, could affect our partners and suppliers, disrupt our supply chain, increase costs, or require us to diversify our supply chain. If we were to fail to comply with such export controls laws and regulations, economic sanctions, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular sale or offering may not be possible and may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions prohibit the export of products to certain U.S. embargoed or sanctioned countries, governments, and persons, as well as for prohibited end-uses. Even though we take precautions to ensure that we and our partners comply with all relevant export control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.
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

Index to Consolidated Financial Statements
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
Recent and potential tariffs imposed by the United States government or a global trade war has and could continue to increase the cost of our products, which could have a material adverse effect on our business, financial condition and results of operations.
The United States government has and continues to make significant changes in United States trade policy and has taken certain actions that has and could continue to negatively impact trade, including imposing tariffs on certain goods imported into the United States. For example, the United States government has imposed and threatened to continue to impose significant tariffs on certain product categories imported from China and other nations. These countries have taken or have threatened to take retaliatory actions, including imposing additional tariffs on their importation of a wide range of products from the United States, which may lead to adverse impacts to global trade. Such tariffs imposed by the United States, if increased and/or expanded to other categories, could have a significant impact on our business, particularly the importation of parts of our batteries and certain production equipment that are manufactured in China. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. Increased tariffs or trade restrictions implemented by the United States and retaliatory actions by other countries could have a material adverse effect on our business, financial condition and results of operations. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States, China, or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. Any further deterioration in the relations between the United States, China, or other countries could exacerbate these actions and other governmental intervention.
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

Index to Consolidated Financial Statements
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

Index to Consolidated Financial Statements
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
Our stockholders, including our executive officers and directors who are stockholders, individually or collectively, may be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the Certificate of Incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in our management and will make the approval of certain transactions difficult or impossible without the support of these stockholders and of their votes.
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

Index to Consolidated Financial Statements
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
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups (the “JOBS Act”). As such, we are eligible for and currently take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that are held by non-affiliates exceeds $700.0 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) December 31, 2027. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our common stock less attractive because we rely on these exemptions, which may result in a less active trading market for our common stock and its price may be more volatile.
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
Additionally, we have filed registration statements to register the following:
i. Shares reserved for future issuance, including shares issuable upon vesting of the outstanding restricted stock units, under the Amprius Technologies, Inc. 2022 Equity Incentive Plan;
ii. Shares reserved for future issuance under the Amprius Technologies, Inc. 2022 Employee Stock Purchase Plan;
iii. Shares issuable upon exercise of the options outstanding under the Amprius Technologies, Inc. 2016 Equity Incentive Plan; and
iv. Shares issuable upon exercise of the options outstanding under the Amprius Holdings 2008 Stock Plan and the Amprius Holdings Second Equity Incentive Plan.
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

Index to Consolidated Financial Statements
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
As of December 31, 2025, we had a total of 16,492,472 public warrants, 300,000 private warrants and 2,052,500 PIPE warrants outstanding. The exercise price of the private warrants and public warrants is $11.50 per share, and the exercise price of the PIPE warrants is $12.50 per share, though we and, in certain cases, the warrant agent have the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the current trading price for our common stock. To the extent the warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Shares of common stock issuable pursuant to the warrants are not subject to lock-up restrictions. As such, once the warrants are exercised, the holder of such shares issuable upon the exercise of the warrants will be able to resell the shares to the market, subject to other applicable laws. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

Index to Consolidated Financial Statements
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
Risk Management and Strategy
We devote significant resources and designate high-level personnel, including our Chief Financial Officer (“CFO”), to manage the risk assessment and mitigation process. We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
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
Our CFO is responsible for developing and implementing our information security program and reporting on cybersecurity matters to our board of directors. Our CFO has extensive experience in managing IT, software and hardware systems and leading cybersecurity oversight. He works closely with our third-party managed service provider and managed

Index to Consolidated Financial Statements
security service provider to oversee cybersecurity risks, advise on employee trainings and respond to new risks and threats when they occur. We view cybersecurity as a shared responsibility by all operations, and we engage third-party vendors to periodically perform simulations and tabletop exercises across our company and incorporate other external resources and advisors as needed. All employees are required to complete online cybersecurity trainings every six months containing topics about cybersecurity risks awareness and how to prevent them, such as phishing, ransomware, malware, and social engineering attacks, among others. In addition, all newly hired employees are required to complete a one-hour online cybersecurity training during their onboarding process.
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
Item 2. Properties
We lease our corporate headquarters and manufacturing facilities, which consisted of the following as of December 31, 2025:
•Approximately 51,000 square feet of leased space located in Fremont, California. This leased property, which we use for our corporate headquarters, research and development, and manufacturing of our batteries, expires in June 2027 with an option to extend for an additional 5-year period up to June 2032.
•Approximately 774,000 square feet of leased space located in Brighton, Colorado, which expires in May 2039 with an option to extend for two additional 5-year periods up to May 2049. When we signed the lease agreement in April 2023, we announced a plan to build a GWh-scale manufacturing facility in those premises. As of December 31, 2025, due to larger industry dynamics, particularly our ability to access global contract manufacturing to rapidly service the demand from our customers, we recorded $19.1 million in impairment charges to the associated right-of-use asset and construction-in-progress to reflect our intention to terminate the lease of the Brighton facility. On January 30, 2026, we entered into an agreement with the lessor to terminate this lease in exchange for a one-time payment of $20.0 million. The termination of the lease will be reflected in our financial results in our fiscal first quarter of 2026.
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
Holders
As of February 27, 2026, there were 82 holders of record of our common stock and 9 holders of record of our public warrants. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.
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
Issuer Purchases of Equity Securities
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
Overview
We develop, manufacture and market lithium-ion batteries for mobility applications, including aviation, ground and marine vehicles. We have been in commercial battery production since 2018 and our disruptive silicon anode technology is intended to enable batteries with higher energy density, higher power density and fast charging capabilities over a wide range of operating temperatures. This results in our batteries providing superior performance compared to conventional graphite lithium-ion batteries. Our silicon anodes are a direct drop-in replacement of the graphite anode in traditional lithium-ion batteries, and our manufacturing processes leverage the manufacturing processes for conventional lithium-ion batteries and the related supply chain.
Currently, our batteries are primarily used for existing and emerging aviation applications, including UAS, such as drones and HAPS. We believe our proprietary technology has the potential for broad application in electric transportation.

Index to Consolidated Financial Statements
Our batteries and their performance specifications have been tested and validated for application by various customers, including our longtime partners such as AALTO Airbus, AeroVironment, BAE Systems, Kraus Hamdani Aerospace, Teledyne FLIR and the U.S. Army. Our total customer engagements since inception grew to over 500 with shipments to hundreds of customers during the year ended December 31, 2025. In addition, from our inception through December 31, 2025, we have shipped over 4.2 million units of batteries, which have enabled mission critical applications. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are protected by our portfolio of patents, trade secrets and know-how developed over 15 years of research and development.
Our SiCore batteries were developed in collaboration with Berzelius. We began limited shipment of SiCore batteries in 2023, which generated a strong demand from our customers. In order to support such demand, we entered into the Exclusive Supply Agreement with Berzelius in November 2023, which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. In January 2024, we announced the full commercial launch of our SiCore batteries and accelerated engagement with our addressable markets. We entered into manufacturing supply agreements with three global contract manufacturing companies, which provided us an opportunity to rapidly scale production and ship a large volume of SiCore batteries to our customers. As of December 31, 2025, we had access, through our manufacturing supply agreements with our global contract manufacturers, including the addition of a consortium of South Korean companies that contribute capabilities across the lithium-ion battery value chain (the “Amprius Korea Battery Alliance”), to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats.
During 2025, we manufactured our SiMaxx batteries in our facility in Fremont, California. To support increased demand for our SiCore batteries, as of December 2025 and going forward into 2026, we are expanding this facility to increase the capacity of our pilot line to 10 MWh and expand our capabilities to support quick turn SiCore customer prototypes. This expansion is accelerated by our contract with the DIU.
In April 2023, we entered into a lease agreement to lease approximately 774,000 square feet of premises in Brighton, Colorado and announced a plan to build a GWh-scale manufacturing facility in those premises. As of December 31, 2025, we completed our pre-construction planning for this facility. However due to larger industry dynamics, particularly our ability to access global contract manufacturing to rapidly service the demand from our customers, we recorded a $19.1 million impairment charge to the associated right-of-use asset and construction-in-progress to reflect our intention to terminate the lease of the Brighton facility. On January 30, 2026, we entered into an agreement with the lessor to terminate this lease in exchange for a one-time payment of $20.0 million. The termination of the lease will be reflected in our financial results in our fiscal first quarter of 2026. We believe that our contract manufacturing strategy enables rapid capacity expansion with minimal capital investment.
Sales Agreement
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million, as described in the prospectus supplement, dated October 10, 2023, filed with the SEC. On December 4, 2025, we completed the sale of shares of our common stock available under the Sales Agreement.
During the year ended December 31, 2025 and from the date of the Sales Agreement through December 31, 2025, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $63.7 million and $97.5 million, respectively.
Known Trends, Demands, Commitments, Events, or Uncertainties Impacting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Establishing Global Network of Contract Manufacturing Partnerships
As of December 31, 2025, we produce SiCore batteries by leveraging Berzelius’ existing production line and through our manufacturing supply agreements with global contract manufacturers, including our participation in the Amprius Korea Battery Alliance. In order to meet the increased demand for our SiCore batteries, we plan to expand our global network of contract manufacturing partnerships in the future. Some of the challenges that we may encounter when we enter into a manufacturing supply arrangement include, among others, supply chain risks, risk of losing control over the manufacturing process of our SiCore batteries, which could lead to quality control issues, delay in production, increase in production costs, and non-compliance with our established standards. In addition, we may encounter a risk of losing control of some of

Index to Consolidated Financial Statements
our intellectual property. While we plan to set up business processes, including adding oversight and quality control procedures, in order to manage our contract manufacturing supply arrangements, there can be no assurance that such processes will be effective. As of December 31, 2025, we had access, through our manufacturing supply agreements with our global contract manufacturers including the Amprius Korea Battery Alliance, to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats. These agreements provide us an opportunity to scale production and ship a large volume of SiCore batteries to our customers. In addition, if we partner with other contract manufacturers in the future, we plan to select large, experienced and reputable contract manufacturing companies.
Establishing Manufacturing Capacity
As of December 31, 2025, we had access to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats through our existing manufacturing supply agreements with our global contract manufacturers, including the Amprius Korea Battery Alliance. During 2025, we manufactured our SiMaxx batteries in our facility in Fremont, California. To support increased demand of our SiCore batteries, as of December 2025 and going forward into 2026, we are expanding this facility to increase the capacity of our pilot line to 10 MWh and expand our capabilities to support quick turn SiCore customer prototypes. This expansion is accelerated by our contract with the DIU.
In April 2023, we entered into a lease agreement to lease approximately 774,000 square feet of premises in Brighton, Colorado. As of December 31, 2025, due to larger industry dynamics, particularly our ability to access global contract manufacturing to rapidly service the demand from our customers, we recorded $19.1 million in impairment charges to the associated right-of-use asset and construction-in-progress to reflect our intention to terminate the lease of the Brighton facility. On January 30, 2026, we entered into an agreement with the lessor to terminate this lease in exchange for a one-time payment of $20.0 million. The termination of the lease will be reflected in our financial results in our fiscal first quarter of 2026. We believe that our contract manufacturing strategy enables rapid capacity expansion with minimal capital investment.
Achieving capacity at commercial scale of our high energy density lithium-ion batteries may require us to make significant and increasing capital expenditures to scale our contract manufacturing capacity and improve our supply chain processes. Our ability in the future to generate revenue sufficient to achieve profitability will depend largely on our ability to scale production to meet the expected market demand for our products. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical results of operations.
The fiscal 2026 National Defense Authorization Act (“NDAA”) includes new provisions and rules that are expected to impact battery suppliers to the United States Government over the next several years. Defense contractors must adapt to new restrictions regarding the source of battery components and materials. Our contract with the DIU includes provisions for us to research and adapt our supply chain to meet the new requirements.
Highly Competitive Market
Our competition includes both established manufacturers and new entrants that are developing new battery technologies and chemistries to address the growing market for electrified transportation solutions. We believe the manufacturers of these batteries will continue to invest funds, time and effort to improve the capabilities of their batteries with the recent developments of silicon anode batteries as a potential alternative to conventional graphite batteries. Currently, we believe that we have the only known anode technology using a 100% silicon anode that is free of any inactive additives. In addition, we believe that we are the leading company in the market that has a high-performance battery that can meet the requirements of aviation and LEV applications. We are not currently producing batteries for EVs. The EV battery industry has a limited number of commercially available batteries that meet the minimum performance specifications. This creates a fast-growing and highly competitive industry for many battery manufacturers to claim market share for commercially acceptable batteries. We believe that there is significant room for improvement in the EV industry in driving range and fast charging capabilities that our silicon technology may address. To compete in the EV industry, we expect that we will need to significantly reduce our manufacturing costs, increase form factors and increase production quantity. One or more of our competitors and potential future entrants may be better capitalized to expand production capacities, have greater resources to commercialize and have greater access to customers in either or both the aviation and EV markets. As such, we may be at a competitive disadvantage and be unable to retain or grow our market share.
We expect to continue investing in the development of battery technology with the goal of enabling commercial production. We continue to develop customized battery solutions and deliver standardized samples (i.e., prototypes) of

Index to Consolidated Financial Statements
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
Global Risks
Abrupt political change, terrorist activity, and armed conflict, including the conflicts between Ukraine and Russia and in the Middle East has had an adverse impact on the global economy and financial markets. Although our business operations have not been directly impacted by such events to date, our batteries are incorporated into end products that are used by defense industry customers in jurisdictions experiencing military conflict. As a result, any cessation or escalation of such conflicts could limit economic activity in the affected regions or impact our future sales. Conversely, any cessation or de-escalation of these conflicts could alter regional market dynamics and competitive conditions, which may create both opportunities and challenges. For example, while there is risk that a cessation of hostilities could curb demand for our products, due to a decrease of the need for combat zone drones, it is also possible that a cessation of hostilities could result in increased demand for our batteries for use in proactive defense, peace keeping or reconstruction efforts. The conflicts in these regions could impact our operations and sales, as well as those of our customers, suppliers and manufacturers, and we are not able to accurately predict the timing, outcome or broader impact to our financial condition and results of operations.
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
We generate revenue from the (i) sale of finished battery products and (ii) arrangements for customization design services. The customization design services generally include designing and developing custom batteries by applying our existing technology into a customer’s required specifications and delivery of prototype batteries. We recognize revenue at the point in time when control is transferred to the customers, which is generally (i) upon shipment, in the case of sale of finished battery products, and (ii) upon completion and/or delivery of prototype batteries, in the case of customization design services. We also receive government grants and related arrangements from time to time, which we may present as a component of revenue or other income, and if related to assets as deferred grants, depending on the nature of the arrangement. We recognize and measure government grants at fair value when there is a reasonable assurance that we will

Index to Consolidated Financial Statements
comply with the conditions of the grants and we will receive the grants. We recognize government grants on a systematic basis over the periods in which we recognize as expenses the related costs for which the grants are intended to compensate.
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
Impairment and other
During the year ended December 31, 2025, these charges related to the impairment of the right-of-use asset for the lease of the Brighton, Colorado facility and related construction-in-progress for drawings and plans at that facility as well as the retirement of certain equipment in our Fremont, California facility that management decided to no longer use in our operations.
Other Income, Net
Other income, net consists mainly of interest income and the receipt in fiscal 2025 of a Federal manufacturing tax credit.
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

Index to Consolidated Financial Statements
Results of Operations
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
The following table summarizes our results of operations during the years ended December 31, 2025 and 2024 (Dollars in thousands):

	Year ended December 31,		Change
	2025	2024	$	%
Revenue	$73,011	$24,167	$48,844	202%
Cost of revenue	64,747	42,497	22,250	52%
Gross profit (loss)	8,264	(18,330)	26,594	(145)%
Gross margin	11%	(76)%
Operating expenses:
Research and development	9,430	7,344	2,086	28%
Selling, general and administrative	22,956	18,726	4,230	23%
Impairment and other	22,524	1,862	20,662	1110%
Total operating expenses	54,910	27,932	26,978	97%
Loss from operations	(46,646)	(46,262)	(384)	1%
Other income, net:
Interest income and other, net	2,622	1,591	1,031	65%
Total other income, net	2,622	1,591	1,031	65%
Net loss	$(44,024)	$(44,671)	$647	(1)%
Cost of revenue and operating expenses reported above include stock-based compensation as follows (amounts in thousands):

	Year ended December 31,		Change
	2025	2024	$	%
Cost of revenue	$633	$871	$(238)	(27)%
Research and development expense	1,246	936	310	33%
Selling, general and administrative expense	5,531	5,536	(5)	—%
Total stock-based compensation	$7,410	$7,343	$67	1%
Revenue
Revenue increased by $48.8 million, or 202%, to $73.0 million during the year ended December 31, 2025 from $24.2 million in the prior year. The increase was primarily due to a $49.5 million increase in sales of batteries, including a $48.1 million increase in sales of our SiCore batteries, resulting from an increase in new customers and the overall increase in volume of orders from new and existing customers; and a $0.5 million increase in government grants. The increase in revenue was offset by a $1.2 million decrease in customization design service revenue, which is non-recurring revenue.
Cost of Revenue
Cost of revenue increased by $22.2 million, or 52%, to $64.7 million during the year ended December 31, 2025 from $42.5 million in the prior year. The increase was primarily due to the increase in the volume of purchases for resale of finished SiCore batteries, as well as costs to produce SiMaxx batteries including personnel-related costs, the cost of materials, and overhead-related costs, primarily shared-facility costs, equipment and utilities. Cost of revenue includes cost related to our facility in Brighton, Colorado, that decreased to $6.6 million during the year ended December 31, 2025 from $9.8 million in the prior year. These were primarily facility-related costs for the lease that we terminated in January 2026.
Research and Development (“R&D”) Expense
R&D expense increased by $2.1 million, or 28%, to $9.4 million during the year ended December 31, 2025 from $7.3 million in the prior year. The increase was primarily due to the increase in R&D headcount, which resulted in the

Index to Consolidated Financial Statements
increase in personnel-related costs, including stock-based compensation expense, and increase in overhead-related costs, primarily shared-facility costs, equipment and utility costs.
Selling, General and Administrative (“SG&A”) Expense
SG&A expense increased by $4.2 million, or 23%, to $23.0 million during the year ended December 31, 2025 from $18.7 million in the prior year. The increase was primarily due to increases of $2.0 million in personnel-related costs related to hiring additional personnel and $2.2 million in professional fees and other administrative costs, partially offset by a decrease in corporate insurance costs, including a decrease in directors’ and officers’ insurance costs.
Impairment and other
The $22.5 million impairment and other during the year ended December 31, 2025 included $14.4 million for the impairment of the right-of-use asset and $4.7 million for construction-in-progress assets for the Brighton, Colorado facility as well as $3.5 million pertaining to the retirement of certain equipment at our Fremont facility. During the year ended December 31, 2024, we recognized a $1.9 million similar loss associated with the retirement of certain production equipment at our Fremont facility due to a change in our operating plans.
Other Income, Net
Other income, net increased by $1.0 million, or 65%, to $2.6 million during the year ended December 31, 2025 from $1.6 million in the prior year. The net increase was primarily due to receipt of a $0.5 million Federal manufacturing tax credit and $0.4 million proceeds from a government contract as well as an increase in interest income.
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
During the years ended December 31, 2025 and 2024, we have not incurred debt and have financed our operations primarily though revenue generated from operations and proceeds from the issuance of shares of our common stock. We expect to rely on our cash and cash equivalents, which was $90.5 million as of December 31, 2025, and revenue that we expect to generate from operations to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Annual Report on Form 10-K are issued.
As described below, we may receive additional cash if our stock warrants are exercised for cash.
As of December 31, 2025, we had completed the sale of shares of our common stock available under the Sales Agreement. The At Market Financing Sales Agreement provided the ability to receive additional cash from the offering and sale of our shares of our common stock with an aggregate offering price of not more than $100.0 million. From the date of the Sales Agreement through December 31, 2025, the cumulative net proceeds from the sales of shares of our common stock under the Sales Agreement totaled $97.5 million. As of December 31, 2025, there is no remaining cash that we could potentially raise under the At Market Financing.
We may also receive additional cash from our outstanding stock warrants if those stock warrants are exercised for cash. On May 13, 2024, we offered the holders of the public and private warrants the opportunity to exercise, for cash, their warrants at a temporarily reduced exercise price of $1.10 per warrant, and we also made a separate tender offer to the holders of private warrants to exchange their warrants, on a cashless basis, for shares of our common stock. The net proceeds from our cash tender offer, which expired on June 11, 2024, totaled $13.6 million. As of December 31, 2025, we had a total of 16,492,472 public warrants, 300,000 private warrants and 2,052,500 PIPE warrants outstanding. The exercise price of our public warrants and private warrants is $11.50 per warrant, and the exercise price of the PIPE warrants is $12.50 per warrant, although we have, and, in certain cases, together with the warrant agent have, the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the trading price of our common stock at that time. We believe that the likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon market conditions.

Index to Consolidated Financial Statements
Our ability to become profitable is dependent upon future events, including obtaining adequate financing to fund our business plan, optimizing our manufacturing capacity, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.
We have incurred net losses to date. We expect our working capital requirements may increase materially in the near future as we scale our business, which could result in additional net losses. During the year ended December 31, 2025, our net loss was $44.0 million. We expect that the additional net losses in the future could be attributed to an increase in our operating expenses as we increase our headcount and incur costs to continue developing new products and other R&D initiatives.
We also expect that our capital expenditure requirements may increase materially as we build out our 10 MWh manufacturing pilot line in Fremont, California, though this expansion is partially funded through our $14.8 million contract with the DIU. In April 2023, we entered into a lease agreement to lease approximately 774,000 square feet of premises in Brighton, Colorado. As of December 31, 2025, due to larger industry dynamics, particularly our ability to access global contract manufacturing to rapidly service the demand from our customers, we recorded an $19.1 million impairment charge to the associated right-of-use asset and construction-in-progress to reflect our intention to terminate the lease of the Brighton facility. On January 30, 2026, we entered into an agreement with the lessor to terminate the lease in exchange for a one-time payment of $20.0 million. The termination of the lease will be reflected in our financial results in our fiscal first quarter of 2026. Our contract manufacturing strategy enables rapid capacity expansion with minimal capital investment.
As of December 31, 2025, our contractual obligations consisted primarily of our noncancellable operating lease agreements for our corporate headquarters and manufacturing facilities in Fremont, California and in Brighton, Colorado. As of December 31, 2025, the total future minimum lease payable, net of tenant improvement allowance, over the remaining weighted-average lease term of 12.6 years was approximately $68.9 million. Approximately $4.9 million of which is payable over the next twelve months. On January 30, 2026, we entered into an agreement with the lessor to terminate the lease of the Brighton facility in exchange for a one-time payment of $20.0 million. The termination of the lease is not adjusted in our December 31, 2025 results and will be reflected in our financial results in our fiscal first quarter of 2026. Please refer to Note 9 and Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about our leases.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Year ended December 31,		Change
	2025	2024	$
Net cash used in operating activities	$(31,134)	$(33,352)	$2,218
Net cash used in investing activities	$(4,400)	$(3,207)	$(1,193)
Net cash provided by financing activities	$71,040	$47,153	$23,887
Net Cash Used in Operating Activities
Our primary source of cash provided by operations is revenue from the sale of batteries and proceeds from a government grant. Our uses of cash in our operating activities primarily include payments for personnel-related costs, procurement of SiCore batteries, procurement of materials used to produce SiMaxx batteries and to conduct research, as well as professional fees, and other general corporate expenses.
Net cash used in operating activities decreased, to $31.1 million during the year ended December 31, 2025 from $33.4 million during the year ended December 31, 2024 primarily due to activity related to our 202% increase in revenue.

Index to Consolidated Financial Statements
Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities increased to $4.4 million during the year ended December 31, 2025 from $3.2 million during the year ended December 31, 2024 primarily due the timing of equipment purchases and the construction of leasehold improvements in our manufacturing facility at Fremont in connection with our planned expansion.
Net Cash Provided by Financing Activities
Our primary source of cash provided by financing activities consists of proceeds from issuance of common stock. Our primary cash usage for financing activities consists of payments related to the issuance of common stock.
Net cash provided by financing activities increased to $71.0 million during the year ended December 31, 2025 from $47.2 million during the year ended December 31, 2024. Our primary sources of cash from financing activities for the year ended December 31, 2025 consisted of the net proceeds from the issuance of common stock under the Sales Agreement and the exercise of stock options, and for the year ended December 31, 2024 consisted of the net proceeds from the issuance of common stock under the Sales Agreement and the exercise of our public and private warrants.
Related Party and Other Transactions

Related Party Transactions
On October 23, 2024, our former parent company, Amprius Holdings, voluntarily liquidated and dissolved. As a result of such liquidation and dissolution, Amprius Holdings distributed, on a pro rata basis, an aggregate of approximately 57.2 million shares of our common stock to its stockholders, which include some of our executive officers and directors. In addition, we assumed all of Amprius Holdings’ outstanding options to purchase shares of Amprius Holdings’ Class A common stock, which include outstanding options held by some of our executive officers and directors, in exchange for, among other things, Amprius Holdings contributing to us a total of 5.5 million shares of our common stock that it owned. Those shares that were contributed to us were immediately cancelled and returned to our authorized but unissued share capital. Please refer to Notes 1 and 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about the liquidation and dissolution of Amprius Holdings and the assumption of its outstanding options.
Other Transactions
Kang Sun, our then CEO at December 31, 2025, and our current director, serves as a member of the board of directors of Berzelius and its holding company. As of December 31, 2025 and 2024, Dr. Sun and our company had no direct or indirect controlling interest in Berzelius and its affiliates and, similarly, Berzelius and its affiliates had no direct or indirect controlling interest in our company. We developed our SiCore batteries through our collaboration with Berzelius. In November 2023, we entered into the Exclusive Supply Agreement with Berzelius, which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. We purchased, and may continue to purchase, SiCore batteries and raw materials for our SiMaxx battery production and R&D activities from Berzelius. As of December 31, 2025, we had no purchase commitments with Berzelius.
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

Index to Consolidated Financial Statements
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
Leases
Our lease liabilities and right-of-use (“ROU”) assets are recognized based upon estimates. Our lease liabilities are initially recognized based upon the present value of the fixed lease payments while our ROU assets are initially recognized based upon the amount of the initial lease liabilities and adjustments for certain lease-related transactions. When we estimate the present value of our fixed lease payments, we generally use an incremental borrowing rate (“IBR”) since the implicit rates of our leases are not determinable. The IBR is determined based on an estimation process that includes subjective inputs, such as using a hypothetical credit analysis about the company, leveraging the corporate default and recovery rates published by a credit rating agency, and using risk-free and undiscounted rates of comparable companies. A change in the IBR, or the assumptions used to estimate the IBR, could have a significant effect on the amounts of the lease liabilities and ROU assets that we initially recorded and the amounts that are currently shown on our consolidated balances sheets included elsewhere in this Annual Form 10-K.
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

Index to Consolidated Financial Statements
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
Fremont, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Amprius Technologies, Inc (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2022.

Houston, Texas

March 6, 2026

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except share and par value data)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$90,465	$55,155
Accounts receivable, net	23,737	5,580
Inventories	6,735	6,574
Prepaid expenses and other current assets	5,500	1,454
Total current assets	126,437	68,763
Non-current assets:
Property, plant and equipment, net	9,680	17,481
Operating lease right-of-use assets, net	19,518	33,512
Other assets	1,256	1,369
Total assets	$156,891	$121,125
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,700	$7,424
Accrued and other current liabilities	3,666	4,832
Deferred revenue	100	1,638
Deferred grant	2,738	—
Operating lease liabilities	4,665	3,316
Total current liabilities	17,869	17,210
Non-current liabilities:
Operating lease liabilities	35,207	34,443
Total liabilities	53,076	51,653
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 134,536,592 and 116,934,314 shares issued and outstanding at December 31, 2025 and 2024, respectively	13	12
Additional paid-in capital	322,156	243,794
Accumulated other comprehensive income	4	—
Accumulated deficit	(218,358)	(174,334)
Total stockholders’ equity	103,815	69,472
Total liabilities and stockholders’ equity	$156,891	$121,125
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In thousands, except share and per share data)	2025	2024
Revenue	$73,011	$24,167
Cost of revenue	64,747	42,497
Gross profit (loss)	8,264	(18,330)
Operating expenses:
Research and development	9,430	7,344
Selling, general and administrative	22,956	18,726
Impairment and other	22,524	1,862
Total operating expenses	54,910	27,932
Loss from operations	(46,646)	(46,262)
Other income, net:
Interest income and other, net	2,622	1,591
Total other income, net	2,622	1,591
Net loss	$(44,024)	$(44,671)
Weighted-average common shares outstanding:
Basic and diluted	124,639,991	101,872,347
Net loss per share of common stock:
Basic and diluted	$(0.35)	$(0.45)
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
(In thousands)	2025	2024
Net loss	$(44,024)	$(44,671)
Other comprehensive income:
Change in foreign currency translation adjustment	4	—
Comprehensive loss	$(44,020)	$(44,671)
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of January 1, 2024	88,869,463	$9	$189,454	$—	$(129,663)	$59,800
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	14,701,388	2	33,261	—	—	33,263
Issuance of common stock upon exercise of stock warrants, net of issuance cost	13,075,664	2	13,626	—	—	13,628
Issuance of common stock upon exchange of stock warrants for shares of common stock	3,073,200	—	—	—	—	—
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,714,599	—	109	—	—	109
Cancellation and retirement of common stock	(5,500,000)	(1)	1	—	—	—
Stock-based compensation	—	—	7,343	—	—	7,343
Net loss	—	—	—	—	(44,671)	(44,671)
Balance, December 31, 2024	116,934,314	12	243,794	—	(174,334)	69,472
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	10,719,196	1	63,580	—	—	63,581
Issuance of common stock upon exchange of stock warrants for shares of common stock	200,100	—	2,301	—	—	2,301
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	6,682,982	—	5,071	—	—	5,071
Stock-based compensation	—	—	7,410	—	—	7,410
Net loss	—	—	—	—	(44,024)	(44,024)
Other comprehensive income	—	—	—	4	—	4
Balance as of December 31, 2025	134,536,592	$13	$322,156	$4	$(218,358)	$103,815
The accompanying notes are an integral part of these consolidated financial statements.

Index to Consolidated Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(44,024)	$(44,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,410	7,343
Depreciation and amortization	4,366	3,808
Amortization of deferred costs	—	1,246
Non-cash operating lease expense	5,143	5,143
Impairment and other	22,524	1,862
Other non-cash items	454	—
Changes in operating assets and liabilities:
Accounts receivable, net	(18,609)	(4,315)
Inventories	(161)	(5,844)
Deferred costs	—	(467)
Prepaid expenses and other current assets	(3,846)	533
Other assets	28	(17)
Accounts payable	(998)	5,884
Accrued and other current liabilities	(1,170)	(747)
Deferred revenue	(1,538)	(1,796)
Deferred grant	2,738	—
Operating lease liabilities	(3,451)	(1,314)
Net cash used in operating activities	(31,134)	(33,352)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,400)	(3,207)
Net cash used in investing activities	(4,400)	(3,207)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the At Market Issuance Sales Agreement, net	63,668	33,416
Proceeds from issuance of common stock upon exercise of stock warrants	2,301	14,384
Payment of equity financing costs	—	(756)
Proceeds from exercise of stock options	5,071	109
Net cash provided by financing activities	71,040	47,153
Net increase in cash, cash equivalents and restricted cash equivalents	35,506	10,594
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	4	—
Cash, cash equivalents and restricted cash equivalents, beginning of year	56,411	45,817
Cash, cash equivalents and restricted cash equivalents, end of year	$91,921	$56,411
Reconciliation of cash, cash equivalents and restricted cash equivalents shown on the consolidated balance sheets:
Cash and cash equivalents	$90,465	$55,155
Restricted cash equivalents included in prepaid expenses and other current assets	200	—
Restricted cash equivalents included in other assets	1,256	1,256
Total cash, cash equivalents and restricted cash equivalents	$91,921	$56,411
Supplemental non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$322	$48
Increase in fair value of modified stock warrants	$—	$727
Cancellation and retirement of common stock	$—	$1
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
Liquidity and Capital Resources
As of December 31, 2025, we had cash and cash equivalents of $90.5 million. We believe that our cash and cash equivalents will be sufficient to fund our obligations over twelve months from the date these consolidated financial statements are issued. We may receive funds from the issuance and sale of our shares of our common stock or if our stock warrants are exercised for cash. During the year ended December 31, 2025, we sold shares of our common stock under the Sales Agreement resulting in aggregate gross proceeds of approximately $65.3 million, offset by related commissions and transaction fees of approximately $1.7 million, and received a total of $2.3 million from the cash exercise of our stock warrants.
Since our inception, we have incurred recurring losses and negative cash flows from operations. During the year ended December 31, 2025, we incurred a net loss of $44.0 million and at December 31, 2025, our accumulated deficit was $218.4 million. We expect to incur additional losses in the future as we scale our business and increase our operating expenditures, such as increasing our headcount. We may need to raise additional funds in order to meet our future operating and capital expenditure requirements, and we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If sufficient funding is not raised, we may need to reduce our spending activities, which may negatively affect our ability to achieve our operating goals. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution.
Other Risk and Uncertainties
We face risks related to political change, terrorist activity, and armed conflict such as the military conflicts between Russia and Ukraine and in the Middle East. These military conflicts have led to volatility in the global economy and may contribute to inflation, volatility in the credit and capital markets, and interruption in the global supply chain. Our batteries are incorporated into end products used in the defense industry by customers in jurisdictions experiencing military conflict. Any cessation or escalation of these conflicts could also impact future sales. Conversely, any cessation or de‑escalation of these conflicts could alter regional market dynamics and competitive conditions. It is difficult to accurately predict the timing, outcome, or broader impact of these developments.
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

Index to Consolidated Financial Statements
Although these global risks did not have an adverse impact on us as of December 31, 2025, the extent and future outcome of such risks are highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.

In January 2025, we formed Amprius Energy Co., Ltd., a wholly owned subsidiary, established to support the expansion of our commercial sales operation in China and is in included in our consolidated financial statements. The new subsidiary was organized to streamline customer engagement, enhance regional sales capabilities, and improve operational efficiency within our go‑to‑market structure. The subsidiary’s activities primarily relate to sales, distribution, and customer support functions.
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
Our significant accounting estimates include useful lives of property, plant and equipment; valuation of long-lived assets; valuation of deferred taxes; lower of cost or net realizable value adjustments of inventory; incremental borrowing rate used in calculating lease obligations and right-of-use assets; and certain inputs used to measure the fair value of stock option grants using the Black-Scholes option-pricing model.
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

Index to Consolidated Financial Statements
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
Government Grants
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-10, which establishes in the future authoritative guidance for the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 is not yet effective for public business entities. Prior to this, US GAAP has not explicitly addressed accounting for such grants. In the absence of explicit US GAAP, we recognize and measure government grants by following, as an analogy, the recognition and measurement guidance of International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). Under IAS 20, Government grants are recognized when there is reasonable assurance that we will comply with the conditions of each milestone and that the grant funds will be received.
Government grants related to income are recognized as grant revenue or a component of other income on a systematic basis over the periods in which we recognize as expenses, the related costs for which the grants are intended to compensate. Based on our assessment of the U.S. Government Defense Innovation Unit (“DIU”) $14.8 million contract awarded in July 2025, as amended, we determined which milestones related to assets. The remaining milestones were assessed as related to income and, for the year ended December 31, 2025, we recorded $0.4 million within Other income, net, on our consolidated statement of operations. This contract is expected to be completed in our fiscal first quarter of 2027.
Government grants related to assets are presented as deferred grant on our consolidated balance sheets and are recognized in the consolidated statements of operations on a systematic basis over the useful life of the related asset when those assets are placed in service. Due to the timing of the receipt from the government, a grant receivable may be recognized in our consolidated balance sheet. As of December 31, 2025, no receivable related to government grants was outstanding, and $2.7 million of deferred grant related to government grants was recognized on our consolidated balance sheet.
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

Index to Consolidated Financial Statements
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
Advertising Costs
Advertising costs, which were de minimis during the years ended December 31, 2025 and 2024, are expensed as incurred.
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
Foreign currency gains or losses were de minimis during the years ended December 31, 2025 and 2024 and resulted from the effect of exchange rate changes on transactions and remeasurement of monetary assets and liabilities denominated in foreign currencies. Such gains or losses are recognized as other income (expense), net within the accompanying consolidated statements of operations.
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

Index to Consolidated Financial Statements
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
We had money market funds totaling $27.0 million and $23.5 million as of December 31, 2025 and 2024, respectively, which were measured at Level 1 fair value based on the active market price of the instruments and included in cash and cash equivalents and in other assets in the accompanying consolidated balance sheets.
We did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of December 31, 2025 and 2024.
We also had no transfers of financial instruments between Level 1, Level 2 and Level 3 during the years ended December 31, 2025 and 2024.
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

Index to Consolidated Financial Statements
Many of our customers are in the aviation industry though our batteries have applications across all segments of electric mobility. As of December 31, 2025 and 2024, we had one and two major customers that in the aggregate represented 64% and 50%, respectively, of our total accounts receivable. An adverse impact on the aviation industry may affect our relationship with our customers, which could affect our future financial condition, results of operations and cash flows.
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
Cash, Cash Equivalents and Restricted Cash Equivalents
Cash consists of bank and demand deposits. Cash equivalents and restricted cash equivalents consist of money market funds with original maturity of less than 90 days from the date of purchase. Restricted cash equivalents pertain to the amount of cash deposits required to satisfy the insurance bond requirement for our importation of goods and by our lessors to satisfy letter of credit requirements under our lease agreements. Restricted cash equivalents included within prepaid expenses and other current assets was $0.2 million and other assets was $1.3 million, as of December 31, 2025. Restricted cash equivalents included within other assets in the accompanying consolidated balance sheets was $1.3 million as of December 31, 2024.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, less any estimated allowance for credit losses. An allowance for credit losses is recognized based on our evaluation of relevant information, such as the age of the receivable, collection experience and certain credit risk factors affecting our customers. A receivable deemed to be uncollectible is written off against a previously established allowance and recoveries are recognized when the cash is received. We do not accrue interest on past due balances and require no collateral. We have not experienced any significant losses from accounts receivable. Our allowance for expected credit losses on our accounts receivable was $0.5 million as of December 31, 2025 and none as of December 31, 2024.
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

Index to Consolidated Financial Statements
Expenditures for repairs and maintenance are expensed as incurred. Upon disposition or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain (loss) is included within operating expenses in the accompanying consolidated statements of operations.
Impairment of Long-Lived Assets
We review the valuation of long-lived assets, including right-of-use (“ROU”) assets, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of long-lived assets or asset groups is calculated based on the estimated undiscounted future cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using the estimated cash flows discounted at a rate commensurate with the risk involved.

For the purpose of our long-lived asset impairment test in the year ended December 31, 2025, we identified two asset groups, with the Colorado facility assessed as a separate group. In accordance with ASC 360, Property, Plant and Equipment, our assessment indicated that all long‑lived assets were recoverable except those within the Colorado asset group. Based on management’s assessment, we recognized an impairment loss of $19.1 million with $14.4 million related to the ROU asset and $4.7 million related to other long‑lived assets, particularly construction-in-progress. These charges are presented within the $22.5 million of “Impairment and other” on our Consolidated Statements of Operations. See Note 5. Property, Plant and Equipment and Note 9. Leases for additional information.
Based on management’s assessment, there were no impairment losses recorded during the year ended December 31, 2024. During the year ended December 31, 2024, we recognized a $1.9 million loss associated with the retirement of certain production equipment at our Fremont facility due to a change in operating plans. These retirement losses are presented within “Impairment and other” on our Consolidated Statements of Operations.
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
We recognize the ROU assets and lease liabilities on the lease commencement date based upon the present value of the fixed lease payments over the non-cancelable lease term, unless it is reasonably certain that any renewal or termination option will be exercised. Variable costs, such as common area maintenance fees, property insurance and property taxes, are not included in the measurement of the ROU assets and lease liabilities, but are expensed as incurred. As the implicit rate of the leases is not determinable, we use an incremental borrowing rate in determining the present value of the lease payments. We do not recognize ROU assets on lease arrangements with a term of 12 months or less. Lease expense for such arrangements is recognized on a straight-line basis over the term of the lease. We account for the lease components and non-lease components as a single lease component. Modifications are assessed to determine whether incremental differences result in new contract terms and should be accounted for as a new lease or whether the additional right of use should be included in the original lease and continue to be accounted for with the remaining ROU asset.
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

We review ROU assets for impairment whenever there are events or changes in circumstances and test in a similar manner as long-lived assets in accordance with ASC 360, Property, Plant and Equipment.

Index to Consolidated Financial Statements
Product Warranty Liability
We provide a guarantee that our sale of battery products to customers will meet published or agreed upon specifications. We replace battery products that do not meet the specification requirements at no additional cost to our customers during our standard or agreed-upon performance warranty period. Based on our historical experience and our assessment, we have not recorded a product warranty liability as of December 31, 2025 and 2024.
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
The following table shows our revenue by geographic area based on the delivery location of our battery products and services (in thousands):

Index to Consolidated Financial Statements

	Year ended December 31,
	2025	2024
North America	$11,808	$8,218
EMEA	52,572	10,691
Asia Pacific	8,631	5,258
Total revenue	$73,011	$24,167
Revenue in the EMEA region, consisting of Europe, the Middle East and Africa, includes $33.0 million and $6.4 million related to shipments to customers based in Ukraine, for the years ended December 31, 2025 and 2024, respectively.
All of our property, plant and equipment are geographically located in the United States.
During the years ended December 31, 2025 and 2024, we generated revenue from one and three major customers, respectively, who individually represented more than 10% of our revenue. Revenue from the one major customer during the year ended December 31, 2025 was $27.1 million. Revenue from each of the three major customers during the year ended December 31, 2024 was (i) $5.4 million, (ii) $2.8 million, and (iii) $2.8 million, respectively.

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires entities to disclose, among others: (i) specific categories in the rate reconciliation table (ii) additional information for reconciling items that meet a quantitative threshold and (iii) the amount of income taxes paid on a disaggregated level. As an emerging growth company, this ASU is effective starting with our annual reporting for the year ending December 31, 2026. Early adoption is permitted. We adopted this standard on January 1, 2025 using a prospective method of application. Accordingly, in Note 8. Income Tax, prior period income tax disclosures for the year ended December 31, 2024 have not been adjusted to reflect the new disclosure requirements. The adoption of this guidance resulted in enhanced disclosures in our consolidated financial statements but had no impact on our financial statements.

Recently Issued Accounting Pronouncements (Not Yet Adopted)

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-10, which establishes authoritative guidance for the recognition, measurement, and presentation of government grants received by business entities. Prior to this, US GAAP did not explicitly address accounting for such grants. The guidance applies to transfers of monetary or tangible nonmonetary assets (e.g., cash, land, or buildings) from a government. It explicitly excludes income taxes (ASC 740), below-market interest rate loans, and government guarantees. For public business entities, the standard is effective for fiscal years beginning after December 15, 2028. Early adoption is permitted. Companies may adopt the guidance using a modified prospective, modified retrospective, or full retrospective transition method. We are currently evaluating the impact of this new guidance on our consolidated financial statements and related disclosures.

In December 2025, the FASB issued Accounting Standards Update No. 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements (“ASU 2025-11”), to improve the navigability and clarity of interim reporting guidance in the FASB Accounting Standards Codification and clarify when Topic 270 applies. The amendments add a comprehensive list of interim disclosure requirements currently required by GAAP and a new disclosure principle requiring an entity to disclose events since the end of the most recent fiscal year that have a material impact on the entity’s interim financial statements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 for public business entities and after December 15, 2028 for entities other than public business entities. Early adoption is permitted. We are currently evaluating the potential impact of adopting ASU 2025-11 on our interim reporting practices and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under the expedient, entities may assume that the current conditions applied in determining credit loss allowances remain unchanged for the remaining life of those assets. This ASU is required to be adopted on a prospective basis. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. We will adopt this

Index to Consolidated Financial Statements
standard effective January 1, 2026. We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements.
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

	Year ended December 31,
	2025	2024
Revenue from customers:
Sale of battery products	$71,586	$22,067
Customization design services	325	1,500
Total revenue from customers	71,911	23,567
Other revenue – government grants	1,100	600
Total revenue	$73,011	$24,167
Revenue from sale of battery products includes bill-and-hold arrangements with certain customers, which were $15.7 million and $4.9 million at December 31, 2025 and 2024, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in accounts receivable, contract assets recorded as unbilled receivables, and contract liabilities recorded as deferred revenue.
Accounts receivable represents our right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. Accounts receivable was $23.7 million, $5.6 million and $1.3 million as of December 31, 2025, December 31, 2024, and January 1, 2024, respectively.
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. We had no contract assets as of December 31, 2025 and 2024.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of recognizing those payments as revenue. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. Deferred revenue was $0.1 million, $1.6 million and $3.4 million as of December 31, 2025, December 31, 2024, and January 1, 2024, respectively. Deferred revenue balances fluctuate due to timing of the billings made versus revenue being recognized upon transfer of control. During the years ended

Index to Consolidated Financial Statements
December 31, 2025 and 2024, revenue recognized from the prior year deferred revenue balance was $1.6 million and $2.2 million, respectively.
Remaining Performance Obligations
We have performance obligations associated with commitments in customer contracts for future delivery of battery products that have not yet been recognized as revenue. As of December 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to customer contracts that were unsatisfied or partially unsatisfied, including deferred revenue, was approximately $44.5 million. Given the applicable contract terms, we expect all of our remaining performance obligations to be recognized as revenue within one year. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
Deferred Costs
Deferred costs consisted primarily of capitalized payroll-related costs to fulfill obligations under our customer contracts, No deferred costs were incurred in the year ended December 31, 2025. All the deferred costs were fully amortized as of December 31, 2024. The amortization of deferred costs, which is included in cost of revenue in the accompanying consolidated statements of operations, was $1.2 million during the year ended December 31, 2024.
The Company evaluates deferred costs for impairment and recognizes any impairment loss in cost of revenues in the current period. During the year ended December 31, 2024, cost of revenues includes costs incurred on certain customization design service contracts that were in excess of the recoverable amount.
Other Revenue – Government Grant
Grant revenue during the years ended December 31, 2025 and 2024 pertained to the funds received from government agencies to support some of our R&D efforts.
Note 4. Inventories
Inventories consisted of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$404	$146
Work in process	353	117
Finished goods	5,978	6,311
Inventories	$6,735	$6,574
Note 5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Production equipment	$2,839	$7,474
Lab equipment	1,032	1,921
Leasehold improvements	11,163	11,555
Furniture, fixtures and other equipment	219	300
Construction in progress	4,340	8,219
Property, plant and equipment, at cost	19,593	29,469
Less: accumulated depreciation and amortization	(9,913)	(11,988)
Property, plant and equipment, net	$9,680	$17,481

Index to Consolidated Financial Statements
Construction in progress consisted primarily of production and other equipment that have not been placed in service as of December 31, 2025 and 2024.
Depreciation and amortization expense was $4.4 million and $3.8 million during the years ended December 31, 2025 and 2024, respectively.
During the year ended December 31, 2025, we recorded a $4.7 million impairment loss related to construction-in-progress assets for our manufacturing facility in Brighton, Colorado, in connection with our decision to terminate the lease. Please refer to Note 9. Leases for our discussion of the methodology and significant inputs used to determine the estimated fair value. In addition, we recorded a $3.5 million loss related to the retirement of production equipment at our Fremont, California facility that was no longer expected to generate future economic benefit. During the year ended December 31, 2024, we recognized a $1.9 million loss associated with the retirement of certain production equipment at our Fremont facility due to a change in operating plans. These impairment and retirement losses are presented within “Impairment and other” in our Consolidated Statements of Operations.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation and benefits	$3,181	$3,428
Accrued professional fees	242	418
Accrued purchases of finished goods for resale	11	783
Other	232	203
Total accrued and other current liabilities	$3,666	$4,832
Note 7. Stockholders’ Equity
Common Stock and Preferred Stock
As of December 31, 2025, we had a total of 1,000,000,000 shares of stock authorized to be issued, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. We have not declared any dividends as of and through December 31, 2025.
Equity Incentive Plans
As of December 31, 2025, our Equity Incentive Plans consisted of the following: (i) the 2022 Equity Incentive Plan (the “2022 Plan”), (ii) the 2016 Equity Incentive Plan (the “2016 Plan”) and (iii) Amprius Holdings’ the 2008 Stock Plan and the Second Equity Incentive Plan (the “Amprius Holdings Plans”), which we assumed from Amprius Holdings on October 23, 2024, collectively referred herein as “Equity Incentive Plans.”
2022 Plan. The 2022 Plan was adopted effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, RSUs, or performance awards and may be granted to directors, employees or consultants. As of December 31, 2025, the total number of shares reserved for issuance, including shares issuable upon vesting of outstanding RSUs, under the 2022 Plan was 21,814,469. Such number of shares also include the annual increase in shares reserved pursuant to the evergreen provisions contained in the 2022 Plan and the number of shares from equity awards under the 2016 Plan that were cancelled, expired or otherwise terminated without having been exercised in full, were tendered to or withheld for payment of an exercise price or for tax withholding obligations, or were forfeited to or repurchased due to failure to vest. The number of shares available for issuance under the 2022 Plan may be increased annually at the beginning of the fiscal year, subject to certain limitations.
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

Index to Consolidated Financial Statements
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
As of December 31, 2025, all grants made under our Equity Incentive Plans had been stock options or RSUs.

Stock Options
Stock options granted under our Equity Incentive Plans provided an exercise price of not less than 100% of the fair value at the grant date, unless the optionee is a 10% stockholder, in which case the option price would not be less than 110% of such fair market value. Options granted generally have a maximum term of ten years from the grant date or 90 days from the termination of the optionee and are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant. Most of our stock option grants generally vest over a period of four years, subject to the continued employment or services of the optionee.
A summary of option activity under our Equity Incentive Plans as of December 31, 2025, and changes during the year ended December 31, 2025, is as follows:

	Number of shares	Weighted- average exercise price per share	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2025	18,048,109	$1.82	6.1	$19,839
Granted	—	$—	—	—
Exercised	(4,674,357)	$1.09	—	—
Expired / forfeited	(321,801)	$2.18	—	—
Outstanding at December 31, 2025	13,051,951	$2.07	5.7	$76,006
Vested and exercisable at December 31, 2025	12,600,574	$2.04	5.7	$73,624
Vested and expected to vest at December 31, 2025	13,051,951	$2.07	5.7	$76,006
There were no stock option grants under the 2022 Plan during the years ended December 31, 2025 and 2024. On the other hand, there were fully vested stock option grants in September 2024 under the Amprius Holdings Second Equity Incentive Plan that included grants made to some of our employees and a board member. During the year ended December 31, 2024, the fair value of the fully vested stock option grants to those employees and board member was $0.7 million and recognized as stock-based compensation cost, at $0.34 per share and was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 5 years, (ii) expected volatility of 75.0%, (iii) risk-free interest rate of 3.6%, and (iv) expected dividend yield of 0%.
The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $31.7 million and $4.2 million, respectively. The intrinsic value was calculated as the difference between the market price of our common stock and the exercise price of the in-the-money stock options at exercise.
The fair value of stock options that vested during the year ended December 31, 2025, including those fully vested stock option grants made by Amprius Holdings to some of our employees and a board member, was $1.9 million. The fair value of stock options that vested during the year ended December 31, 2024 was $3.3 million.
As of December 31, 2025, the total unamortized stock-based compensation expense related to the unvested stock options was approximately $0.6 million, which we expect to amortize over a weighted-average period of 1 year.
RSUs
Most of our RSU grants generally vest over a period of 4 years, subject to the continued employment or services of the grantee.

Index to Consolidated Financial Statements
A summary of RSU activity under our Equity Incentive Plans as of December 31, 2025, and changes during the year ended December 31, 2025, is as follows:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2025	4,311,271	$2.74
Granted	3,598,402	$3.81
Vested	(2,021,697)	$2.47
Forfeited	(672,321)	$3.40
Outstanding at December 31, 2025	5,215,655	$3.49
The fair value of RSUs is determined based upon the market closing price of our common stock on the date of grant. The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2025 and 2024 was $3.81 per share and $2.39 per share, respectively. The fair value of RSUs that vested during the years ended December 31, 2025 and 2024 was $5.0 million and $3.9 million, respectively. As of December 31, 2025, the total unamortized stock-based compensation expense related to the unvested RSUs was approximately $16.8 million, which we expect to amortize over a weighted-average period of 3 years.
Employee Stock Purchase Plan (“ESPP”)
We adopted the ESPP effective September 14, 2022. As of December 31, 2025, the total number of shares reserved for issuance was 3,893,560, which number may be increased annually at the beginning of the fiscal year, subject to certain limitations. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees an opportunity to purchase our common stock at a discount through payroll deductions. Under the ESPP, we may specify offering periods, provided that no offering period will have a duration exceeding 27 months. The purchase price per share is equal to 85% of the fair market value of our common stock on the (i) offering date or (ii) purchase date, whichever is lower. As of December 31, 2025, there were no offerings established under the ESPP.
Executive Incentive Compensation Plan
On September 14, 2022, our board of directors approved our Executive Incentive Compensation Plan, which will allow us to grant incentive awards to certain executive employees, generally payable in cash, based upon achieving specified goals. We have the right to settle the award by granting an equity award, which may be subject to vesting conditions. All awards under the Executive Incentive Compensation Plan will be subject to reduction, cancellation, forfeiture, or recoupment in accordance with any clawback policy that we are required to adopt pursuant to applicable laws. As of December 31, 2025, there were no grants under the Executive Incentive Compensation Plan.
Common Stock Warrants
Shown below is a summary of the activity of the stock warrants as of and during the year ended December 31, 2025:

	Public warrants	Private warrants	PIPE warrants	Total
Outstanding, December 31, 2024	16,692,572	300,000	2,052,500	19,045,072
Exercise of stock warrants	(200,100)	—	—	(200,100)
Outstanding, December 31, 2025	16,492,472	300,000	2,052,500	18,844,972
On May 13, 2024, we offered the holders of the public and private warrants the opportunity to exercise their warrants for cash at a temporarily reduced exercise price of $1.10 per warrant. This cash tender offer expired on June 11, 2024. A total of 12,575,664 public warrants and 500,000 private warrants were exercised in connection with this cash tender offer. Gross proceeds from the exercise of the public and private warrants totaled $14.4 million. Incremental costs incurred, which were charged against the proceeds from the issuance of our shares of common stock, totaled $0.8 million, during the year ended December 31, 2024. This cash tender offer was treated as a modification of the public and private warrants. However, we have not recognized the effect of such modification because the incremental fair value was de minimis.
On June 24, 2024, we made a separate tender offer to the holders of the unexercised private warrants pursuant to which such holders were given the opportunity to exchange their warrants, on a cashless basis, for shares of our common

Index to Consolidated Financial Statements
stock based on an exchange ratio of 0.197 for each warrant validly tendered. This cashless tender offer expired on July 23, 2024. A total of 15,600,000 private warrants were exchanged for a total of 3,073,200 shares of our common stock in connection with this cashless tender offer. This cashless tender offer was treated as a modification of the private warrants, which resulted in an increase in the private warrants’ fair value by approximately $0.7 million. The incremental fair value of the modified private warrants, which are classified as equity, was presented as an increase in additional paid-in capital in the accompanying consolidated statements of stockholders’ equity during the year ended December 31, 2024. In addition, the incremental fair value was treated as a noncash deemed dividend and was presented as a reduction of additional paid-in capital, instead of a reduction of retained earnings due to our accumulated deficit position, which resulted in a net zero effect on the accompanying consolidated statements of stockholders’ equity.
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
During the year ended December 31, 2025, we sold 1.8 million shares of our common stock under the Sales Agreement generating $65.3 million in gross proceeds and incurred $1.7 million related commissions and transaction fees. From the date of the Sales Agreement through December 31, 2025, we sold 25.5 million shares of our common stock in aggregate gross proceeds of approximately $100.0 million, offset by related commissions and transaction fees of approximately $2.5 million. As of December 31, 2025, the $100.0 million aggregate offering capacity under the Sales Agreement has been utilized and the agreement has been terminated following the sale of all shares available thereunder.
The unamortized deferred stock issuance cost related to the Sales Agreement, which is included in other assets in the accompanying consolidated balance sheets and will be charged proportionally against the proceeds from issuance of shares, was fully amortized as of December 31, 2025 and $0.1 million as of December 31, 2024.
Stock-Based Compensation
Stock-based compensation from stock options and RSUs under our Equity Incentive Plans were included in the following lines in the accompanying consolidated statements of operations during the periods presented (in thousands):

	Year ended December 31,
	2025	2024
Cost of revenue	$633	$871
Research and development	1,246	936
Selling, general and administrative	5,531	5,536
Total stock-based compensation expense	$7,410	$7,343

Index to Consolidated Financial Statements
Note 8. Income Taxes
The components of loss before provision for income taxes were as follows (in thousands):

	Year ended December 31,
	2025	2024
Domestic	$(44,007)	$(44,671)
Foreign	(17)	—
Total	$(44,024)	$(44,671)
There was no provision for income taxes during the years ended December 31, 2025 and 2024.
A reconciliation of the provision for income taxes to the amount computed by applying the 21.0% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows (Dollars in thousands):

	Year ended December 31,
	2025
	Amount	Percent
Tax at U.S. statutory rate	$(9,245)	21.0%
State and local income taxes	—	—%
Foreign tax effects
China	(1)	0.0%
Effect of cross-border tax laws
GILTI inclusion	3	0.0%
Tax credits
Research and development tax credits	(1,064)	2.4%
Changes in valuation allowances	13,433	(30.5)%
Nontaxable and nondeductible items
Share-based payment awards	(6,777)	15.4%
Section 162(m)	3,588	(8.2)%
Others	63	(0.1)%
Effective tax rate	$—	$—
A reconciliation of the provision for income taxes to the amount computed by applying the 21.0% statutory U.S. federal income tax rate to income before income taxes for the year prior to the adoption of ASU 2023-09 is as follows (Dollars in thousands):

Year ended December 31,
2024
U.S. federal statutory tax rate	21.0%
Expected benefit at U.S. federal statutory tax rate	(9,381)
State tax	(277)
Change in valuation allowance	9,323
Stock-based compensation	543
Other	(208)
Provision for income taxes	$—

Index to Consolidated Financial Statements
The components of deferred tax assets and deferred tax liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$31,090	$23,045
Operating lease liabilities	8,820	8,434
Tax credits	3,073	1,515
Capitalized research and development	1,801	2,490
Accruals and other	2,893	1,560
Stock-based compensation	926	892
Total deferred tax assets	48,603	37,936
Valuation allowance	(44,286)	(30,451)
Deferred tax assets	4,317	7,485
Deferred tax liabilities:
Operating lease right-of-use assets	(4,317)	(7,485)
Net deferred taxes	$—	$—
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences will become deductible. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. A significant piece of objective negative evidence is the cumulative losses incurred since inception, supported by negative subjective evidence of no expectations of future taxable income. Based on this evaluation, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by $13.8 million and $9.3 million during the years ended December 31, 2025 and 2024, respectively.
NOL and tax credit carryforwards were as follows as of December 31, 2025 (in thousands):

	Amount	Expiration years
NOL, federal (after December 31, 2017)	$127,163	Do not expire
NOL, federal (before January 1, 2018)	$3,799	2037
NOL, state	$52,775	2037 to 2045
NOL, foreign	$17	2030
Tax credits, federal	$2,753	2037 to 2045
Tax credits, state	$1,701	Do not expire
The utilization of NOL and tax credit carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a change in our ownership, as defined in the current income tax regulations. Ownership changes prior to the business combination that we consummated with Kensington Capital Acquisition Corp. IV on September 14, 2022 did not result in a limitation that will materially reduce the total amount of NOL carryforwards and credits that can be utilized. However, utilization of the Company’s net operating loss carryforwards and other tax attributes to offset federal taxable income may be subject to annual limitations due to subsequent changes in ownership.

Index to Consolidated Financial Statements
Below is a reconciliation of the unrecognized tax benefits (in thousands):

	Year ended December 31,
	2025	2024
Balance at beginning of year	$551	$393
Addition based on tax positions during the current year	561	158
Addition of tax positions from prior years	2	—
Balance at end of year	$1,114	$551
The entire amount of the unrecognized tax benefits would not impact our effective tax rate if recognized and there would be no cash tax impact. We have elected to include interest and penalties as a component of income tax expense. During the years ended December 31, 2025 and 2024, we did not recognize interest and penalties related to unrecognized tax benefits. We do not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease during the next 12 months.
Our federal and state income tax returns from inception to December 31, 2025 remain subject to examination.
Note 9. Leases
As of December 31, 2025, we had non-cancelable operating leases for our corporate headquarters and manufacturing facilities located in Fremont, California and in Brighton, Colorado. Our Fremont, California lease, which expires in June 2027, provides us an option to extend the term for one additional five-year period and we determined with reasonable certainty that we will exercise such option. Our Brighton, Colorado lease, which expires in May 2039, provides us an option to extend the term for two additional five-year periods, but we have determined that we will not exercise such option. Our operating leases do not contain any material residual value guarantees. We had no leases that were classified as finance leases as of December 31, 2025 and 2024.

During the year ended December 31, 2025, we remeasured the lease liability and ROU asset at our Colorado facility to reflect the updated expectation that the tenant improvement allowance, which had originally been accounted for as a reduction of lease payments, were no longer expected to be received. The remeasurement resulted in an increase of approximately $2.2 million of both ROU asset and lease liability with no impact on our net loss.

As of December 31, 2025, due to larger industry dynamics, particularly our ability to access global contract manufacturing to rapidly service the demand from our customers, we decided to terminate the lease of the Colorado facility. In connection, management determined that changes in expected utilization and forecasted cash flows associated with the facility represented a triggering event to test for recoverability under ASC 360, Property, Plant, and Equipment.

In accordance with ASC 360, we performed a two-step impairment analysis:
•Step I (Recoverability Test): We compared the carrying value of the Colorado asset group to the estimated undiscounted future cash flows expected to be generated by the Colorado asset group. The analysis indicated that the carrying value of the asset group was not recoverable, as the undiscounted cash flows were significantly lower than the carrying value of the operating lease ROU asset.
•Step II (Measurement of Loss): We measured the impairment loss as the amount by which the carrying value of the assets exceeded their fair value. The measurement date was December 19, 2025, the date that we decided to discontinue manufacturing plans. We measured the impairment loss as the amount by which the carrying value of the assets exceeded their fair value that we determined was $13.4 million. Fair value was determined using the Income Approach, specifically, a discounted cash flow model based on management’s estimates of future cash flows over a forecast period of 13.5 years, reflecting the remaining lease term, and discounted using a rate of 9.5%. The discount rate, intended to reflect market participant assumptions, was determined based on a review of publicly-available return expectations that indicated rates of return for prevailing market return expectations. The fair value measurement is classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs.

Based on this analysis, at December 31, 2025, we determined that the carrying amount of the ROU asset exceeded its fair value and recorded an impairment charge of $14.4 million. The impairment charge is included within “Impairment and Other” in our consolidated financial statements for the period ended December 31, 2025. At December 31, 2025, we remain obligated for future lease payments under the lease terms so we have not recognized any adjustment to the related lease liability nor the future operating lease payments presented below. See Note. 12 Subsequent Event for our discussion of the termination of the lease.

Index to Consolidated Financial Statements
The components of lease expense during the years ended December 31, 2025 and 2024 are shown in the table below (in thousands).

	Year ended December 31,
	2025	2024
Operating lease expense	$5,143	$5,143
Variable lease expense	2,915	1,741
Short-term lease expense	99	95
Total lease expense	$8,157	$6,979
Other information about our operating leases during the years ended December 31, 2025 and 2024 are shown in the table below (amounts in thousands).

	Year ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$3,450	$1,314
Weighted-average remaining lease term	12.6 years	13.5 years
Weighted-average discount rate	9.5%	9.5%
Future operating lease payments as of December 31, 2025 are as follows (in thousands):

Year ending December 31:	Amount
2026	$4,859
2027	5,025
2028	5,185
2029	5,344
2030	5,509
Thereafter	42,931
Gross lease payments	68,853
Less - present value adjustments	(28,981)
Total operating lease liabilities	$39,872
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

Index to Consolidated Financial Statements
Note 11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Year ended December 31,
	2025	2024
Numerator:
Net loss	$(44,024)	$(44,671)
Add - increase in net loss due to the increase in fair value of the modified stock warrants	—	(727)
Net loss attributable to common stockholders	$(44,024)	$(45,398)
Denominator:
Weighted-average number of common shares outstanding	124,639,991	101,872,347
Basic and diluted net loss per common share	$(0.35)	$(0.45)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive:

	December 31,
	2025	2024
Stock warrants	18,844,972	19,045,072
Stock options	13,051,951	18,048,109
RSUs	5,215,655	4,311,271
Total	37,112,578	41,404,452

Note 12. Subsequent Event
In April 2023, we entered into a lease agreement to lease approximately 774,000 square feet of premises in Brighton, Colorado and announced a plan to build a GWh-scale manufacturing facility in those premises. As of December 31, 2025, due to larger industry dynamics, particularly our ability to access global contract manufacturing to rapidly service the demand from our customers, we decided to terminate this lease.
On January 30, 2026, we entered into an agreement with the lessor to terminate this operating lease facility in exchange for a one-time payment of $20.0 million. To account for the effect of the lease termination on our results of operations, we derecognize the related lease liability of $33.2 million and the remaining right‑of‑use asset of $13.3 million, and recorded a net loss on lease termination of approximately $0.1 million. The effects of the lease termination will be reflected in our consolidated condensed financial statements for the three months ending March 31, 2026.

Index to Consolidated Financial Statements
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-13(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
This Annual Report on Form 10-K does not include an auditor attestation of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act because of our status as an “emerging growth company.”
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Index to Consolidated Financial Statements
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Index to Consolidated Financial Statements
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
We have adopted an insider trading policy which governs transactions involving our securities by our directors, officers, employees, consultants, contractors, and advisors. It is our policy to comply with applicable securities laws and regulations when engaging in transactions in our own securities. We believe that our insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is incorporated by reference in this Annual Report on Form 10-K as Exhibit 19.1.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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
3. Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
2.1†	Business Combination Agreement, dated as of May 11, 2022, by and among Kensington Capital Acquisition Corp. IV, Kensington Capital Merger Sub Corp. and Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	2.1	May 12, 2022
3.1	Certificate of Incorporation of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	September 16, 2022
3.2	Amended and Restated Bylaws of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	March 23, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41314	4.1	September 16, 2022
4.2	Warrant Agreement, dated as of September 14, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	Form 8-K	File No. 001-41314	4.2	September 16, 2022
4.3	Form of Warrant Certificate (included in Exhibit 4.2)	Form 8-K	File No. 001-41314	4.2	September 16, 2022
4.4	Warrant Agreement, dated as of March 1, 2022, between the Company and Continental Stock Transfer & Trust Company	Form 8-K	File No. 001-41314	4.1	March 4, 2022
4.5	Form of Warrant Certificate (included in Exhibit 4.4)	Form 8-K	File No. 001-41314	4.1	March 4, 2022
4.6	Description of Capital Stock	Form 10-K	File No. 001-41314	4.6	March 28, 2024
4.7	First Amendment to Warrant Agreement, dated as of May 13, 2024, by and between the Company and Continental Transfer & Trust Company	Schedule TO	File No. 005-93595	(d)(2)	May 13, 2024
10.1	Registration Rights Agreement, dated September 14, 2022, by and among Amprius Technologies, Inc., Amprius, Inc. and the Original Holder	Form 8-K	File No. 001-41314	10.1	September 16, 2022
10.2	Form of Indemnification Agreement by and between the Company and its directors and officers	Form S-4/A	File No. 333-265740	10.12	August 9, 2022
10.3#	Confirmatory Employment Letter with Dr. Kang Sun	Form 8-K	File No. 001-41314	10.3	September 16, 2022
10.4#	Confirmatory Employment Letter with Sandra Wallach	Form 8-K	File No. 001-41314	10.4	September 16, 2022
10.5#	Amended and Restated Confirmatory Employment Letter with Dr. Constantin Ionel Stefan	Form S-1	File No. 333-267683	10.11	September 30, 2022

Index to Consolidated Financial Statements

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.6#	Amprius Technologies, Inc. 2022 Equity Incentive Plan and forms of agreements thereunder	Form 8-K	File No. 001-41314	10.7	September 16, 2022
10.7#	Amprius Technologies, Inc. 2022 Employee Stock Purchase Plan	424B3	File No. 333-265740	Annex E	September 1, 2022
10.8#	Amprius Technologies, Inc. Outside Director Compensation Policy, as amended on May 6, 2025	Form 10-Q	File No. 001-41314	10.1	August 7, 2025
10.9#	Amprius Technologies, Inc. Executive Incentive Compensation Plan	Form 8-K	File No. 001-41314	10.10	September 16, 2022
10.10#	Amprius Technologies, Inc. 2016 Equity Incentive Plan and forms of agreements thereunder	Form 8-K	File No. 001-41314	10.11	September 16, 2022
10.11	At Market Issuance Sales Agreement, dated October 2, 2023, by and among the registrant, B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC	Form S-3	File No. 333-278434	1.2	October 2, 2023
10.12†	Exclusive Supply Agreement dated November 28, 2023, by and between the Company and Berzelius (Nanjing) Co., Ltd.	Form 8-K	File No. 001-41314	10.1	January 16, 2024
10.13†	Lease, dated January 30, 2019, by and between Los Altos Fields, LLC and Amprius, Inc.	Form 8-K	File No. 001-41314	10.12	September 16, 2022
10.14	Assignment of Lease, dated May 1, 2022, by and between Amprius, Inc. and Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	10.13	September 16, 2022
10.15	First Amendment to Lease Agreement, dated January 4, 2023, between the Company and Los Altos Fields, LLC	Form10-K	File No. 001-41314	10.16	March 30, 2023
10.16	Lease Agreement, dated April 15, 2023, by and between Amprius Technologies, Inc. and Starboard Platform Brighton JV LLC	Form 8-K	File No. 001-41314	10.1	April 19, 2023
10.17	Lease Termination Agreement, dated January 30, 2026, between the Company and Starboard Platform Brighton JV, LLC					X
10.18	Form of PIPE Subscription Agreement	Form 8-K	File No. 001-41314	10.1	September 7, 2022
10.19	Amprius, Inc. 2008 Stock Plan and form of option award agreement thereunder	Form S-4	File No. 333-272466	10.21	June 7, 2023
10.20	Amprius, Inc. Second Equity Incentive Plan and form of option award agreement thereunder	Form 8-K	File No. 001-41314	10.2	October 23, 2024
10.21	Offer Letter Agreement for Thomas M Stepien, dated April 21, 2025	Form 10-Q	File No. 001-41314	10.1	May 8, 2025
10.22	Offer Letter Agreement for Ricardo C. Rodriguez, dated September 24, 2025	Form 10-Q	File No. 001-41314	10.1	November 6, 2025
10.23	Consulting Agreement for Sandra Wallach, dated October 6, 2025	Form 10-Q	File No. 001-41314	10.2	November 6, 2025
10.24	Amended and Restated Employment Letter Agreement with Dr. Kang Sun, dated January 1, 2026					X
16.1	Letter from Marcum LLP to the Securities and Exchange Commission, dated September 16, 2022	Form 8-K	File No. 001-41314	16.1	September 16, 2022
16.2	Letter from SingerLewak LLP to the Securities and Exchange Commission	Form 8-K	File No. 001-41314	16.2	September 16, 2022
19.1	Amprius Technologies, Inc. Insider Trading Policy	Form 10-K	File No. 001-41314	19.1	March 20, 2025
21.1	List of Significant Subsidiaries					X
23.1	Consent of BDO USA, P.C.					X
24.1	Power of Attorney (included in the signature page to this Annual Report on Form 10-K)					X

Index to Consolidated Financial Statements

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Compensation Recovery Policy	Form 10-K	File No. 001-41314	97.1	March 28, 2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

AMPRIUS TECHNOLOGIES, INC.

Date: March 6, 2026	By:	/s/ Thomas M. Stepien
	Name:	Thomas M. Stepien
	Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Thomas M. Stepien and Ricardo C. Rodriguez, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his or her substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas M. Stepien	Chief Executive Officer and Director	March 6, 2026
Thomas M. Stepien	(Principal Executive Officer)

/s/ Ricardo C. Rodriguez	Chief Financial Officer	March 6, 2026
Ricardo C. Rodriguez	(Principal Financial and Accounting Officer)

/s/ Donald R. Dixon	Director	March 6, 2026
Donald R. Dixon

/s/ Kathleen Bayless	Director	March 6, 2026
Kathleen Bayless

/s/ Dr. Steven Chu	Director	March 6, 2026
Dr. Steven Chu

/s/ Dr. Wen Hsieh	Director	March 6, 2026
Dr. Wen Hsieh

/s/ Livingston Satterthwaite	Director	March 6, 2026
Livingston Satterthwaite

/s/ Dr. Kang Sun	Director	March 6, 2026
Dr. Kang Sun