Form 10-Q
period 2026-03-31
Amprius Technologies, Inc.
filed 2026-05-07
CIK 1899287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 1, 2026, the registrant had 141,627,170 shares of common stock, par value $0.0001, outstanding.

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
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•our ability to execute our business model and strategy, including expanding manufacturing capacity or developing production lines that meet our requirements and increasing the addressable markets for our products and services;
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
•risks related to any change in demand from existing customers; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q and included in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Part I - Financial Information
Item 1. Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except share and par value data)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$62,352	$90,465
Accounts receivable, net	35,261	23,737
Inventories	8,246	6,735
Prepaid expenses and other current assets	8,095	5,500
Total current assets	113,954	126,437
Non-current assets:
Property, plant and equipment, net	10,746	9,680
Operating lease right-of-use assets, net	6,022	19,518
Other assets	62	1,256
Total assets	$130,784	$156,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,882	$6,700
Accrued and other current liabilities	3,170	3,666
Deferred grant	2,738	2,738
Deferred revenue	18	100
Operating lease liabilities	1,173	4,665
Total current liabilities	15,981	17,869
Non-current liabilities:
Operating lease liabilities	5,389	35,207
Total liabilities	21,370	53,076
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 139,284,061 and 134,536,592 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	332,795	322,156
Accumulated other comprehensive income	10	4
Accumulated deficit	(223,404)	(218,358)
Total stockholders’ equity	109,414	103,815
Total liabilities and stockholders’ equity	$130,784	$156,891
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
(In thousands, except share and per share data)	2026	2025
Revenue	$28,536	$11,284
Cost of revenue	22,796	13,645
Gross profit (loss)	5,740	(2,361)
Operating expenses:
Research and development	3,799	2,003
Selling, general and administrative	8,628	5,307
Total operating expenses	12,427	7,310
Loss from operations	(6,687)	(9,671)
Other income, net	1,641	300
Net loss	$(5,046)	$(9,371)
Weighted-average common shares outstanding:
Basic and diluted	136,947,076	117,969,812
Net loss per share of common stock:
Basic and diluted	$(0.04)	$(0.08)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,
(In thousands)	2026	2025
Net loss	$(5,046)	$(9,371)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	6	(4)
Comprehensive loss	$(5,040)	$(9,375)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income ( Loss)	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2025	134,536,592	$13	$322,156	$4	$(218,358)	$103,815
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	4,557,105	—	6,686	—	—	6,686
Issuance of common stock upon exchange of stock warrants for shares of common stock	190,364	—	1,895	—	—	1,895
Stock-based compensation	—	—	2,058	—	—	2,058
Net loss	—	—	—	—	(5,046)	(5,046)
Other comprehensive income (loss)	—	—	—	6	—	6
Balance as of March 31, 2026	139,284,061	$13	$332,795	$10	$(223,404)	$109,414

	Three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2024	116,934,314	$12	$243,794	$—	$(174,334)	$69,472
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	2,585,646	—	8,429	—	—	8,429
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,026,117	—	48	—	—	48
Stock-based compensation	—	—	1,822	—	—	1,822
Net loss	—	—	—	—	(9,371)	(9,371)
Other comprehensive income (loss)	—	—	—	(4)	—	(4)
Balance as of March 31, 2025	120,546,077	$12	$254,093	$(4)	$(183,705)	$70,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(5,046)	$(9,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,058	1,822
Depreciation and amortization	761	943
Loss on termination of lease	166	—
Write-down of property, plant and equipment	77	—
Non-cash operating lease expense	619	1,286
Gain on disposal of property, plant and equipment	(355)	—
Other non-cash items	(22)	275
Changes in operating assets and liabilities:
Accounts receivable, net	(11,489)	(5,092)
Inventories	(1,511)	2,571
Prepaid expenses and other current assets	(2,621)	(1,653)
Other assets	13	10
Accounts payable	1,649	(1,697)
Accrued and other current liabilities	(898)	(2,512)
Deferred revenue	(82)	140
Operating lease liabilities	(20,594)	(848)
Net cash used in operating activities	(37,275)	(14,126)
Cash flows from investing activities:
Purchase of property, plant and equipment	(980)	(913)
Proceeds from the disposal of property, plant and equipment	355	—
Net cash used in investing activities	(625)	(913)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the At Market Issuance Sales Agreement, net	—	8,457
Proceeds from exercise of warrants	1,895	—
Proceeds from exercise of stock options	6,686	48
Net cash provided by financing activities	8,581	8,505
Net decrease in cash, cash equivalents and restricted cash equivalents	(29,319)	(6,534)
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	6	(4)
Cash, cash equivalents and restricted cash equivalents, beginning of period	91,921	56,411
Cash, cash equivalents and restricted cash equivalents, end of period	$62,608	$49,873

Reconciliation of cash, cash equivalents and restricted cash equivalents shown on the condensed consolidated balance sheets:
Cash and cash equivalents	$62,352	$48,417
Restricted cash equivalents included in prepaid expenses and other current assets	200	200
Restricted cash equivalents included in other assets	56	1,256
Total cash, cash equivalents and restricted cash equivalents	$62,608	$49,873

Supplemental non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$1,247	$546
Right-of-use asset and operating lease obligations from new lease	$105	$—
Right-of-use assets derecognized in connection with lease termination	$13,362	$—
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
Liquidity and Capital Resources
As of March 31, 2026, we had cash and cash equivalents of $62.4 million. We believe that our cash and cash equivalents will be sufficient to fund our obligations over twelve months from the date these condensed consolidated financial statements are issued. We may receive additional funds if our outstanding stock warrants are exercised for cash. During the three months ended March 31, 2026, we received a total of $1.9 million from the cash exercise of our stock warrants.
Since our inception, we have incurred recurring losses and negative cash flows from operations. During the three months ended March 31, 2026, we incurred a net loss of $5.0 million, and at March 31, 2026, our accumulated deficit was $223.4 million. We expect to incur additional losses in the future as we scale our business and increase our operating expenditures, including our research and development spend. We may raise additional funds in order to meet our future operating and capital expenditure requirements, and we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If sufficient funding is not raised, we may need to reduce our spending activities, which may negatively affect our ability to achieve our operating goals. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution.
Other Risks and Uncertainties
We face risks related to political change, terrorist activity, and armed conflict such as the military conflicts between Russia and Ukraine and in the Middle East. These military conflicts have led to volatility in the global economy and may contribute to inflation, volatility in the credit and capital markets, and interruption in the global supply chain. Our batteries are incorporated into end products used in the defense industry by customers in jurisdictions experiencing military conflict. Any cessation or escalation of these conflicts could also impact future sales. Conversely, any cessation or de‑escalation of these conflicts could alter regional market dynamics and competitive conditions. It is difficult to accurately predict the timing, outcome, or broader impact of these developments. Furthermore, increased freight charges from our carriers has become more common and are expected to continue into the foreseeable future due to elevated oil prices as a result of geopolitical tensions in the Middle East.
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
    Although these global risks did not have a significant adverse impact on us as of March 31, 2026, the extent and future outcome of such risks are highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany accounts and transactions have been eliminated.

In January 2025, we formed Amprius Energy Co., Ltd., a wholly owned subsidiary, established to support the expansion of our commercial sales operation in China, which is included in our condensed consolidated financial statements. The subsidiary was organized to streamline customer engagement, enhance regional sales capabilities, and improve operational efficiency within our go‑to‑market structure. The subsidiary’s activities primarily relate to sales, distribution, and customer support functions.
The significant accounting policies described below, together with Note 1 and other notes that follow, are an integral part of the condensed consolidated financial statements.
Unaudited Interim Condensed Consolidated Financial Statements
The condensed consolidated balance sheet as of December 31, 2025, which has been derived from our audited consolidated financial statements as filed in our Annual Report on Form 10-K with the Securities and Exchange Commission (the “SEC”) on March 6, 2026, and the unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the SEC regarding interim financial reporting. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative U.S. GAAP included in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual financial statements. In management’s opinion, all adjustments made were normal or recurring in nature and necessary for the fair statement of our financial position, results of operations, comprehensive loss, changes in stockholders’ equity, and cash flows as of and for the periods presented. The financial data and other financial information disclosed in the notes to these condensed consolidated financial statements are also unaudited. The results of operations for the interim periods presented, are not necessarily indicative of the results to be expected for the full fiscal year or any other period.
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
Our significant accounting estimates include useful lives of property, plant and equipment; valuation of long-lived assets; valuation of deferred taxes; lower of cost or net realizable value adjustment of inventory; incremental borrowing rate used in calculating lease obligations and right-of-use assets; and certain inputs used to measure the fair value of stock option grants using the Black-Scholes option-pricing model.

Fair Value Measurements
We had money market funds totaling $26.2 million and $27.0 million as of March 31, 2026 and December 31, 2025, respectively, which were measured at Level 1 fair value based on the active market price of the instruments and included in cash and cash equivalents, prepaid expenses and other current assets, and other assets in the accompanying condensed consolidated balance sheets.
We did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of March 31, 2026 and December 31, 2025.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the three months ended March 31, 2026 and 2025.
Restricted Cash Equivalents
Restricted cash equivalents, which are included within prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets, consist of cash deposits required to satisfy the insurance bond requirement for our importation of goods and a letter of credit requirement under a lease agreement. Restricted cash equivalents included within prepaid expenses and other current assets was $0.2 million and other assets was $0.1 million, as of March 31, 2026. Restricted cash equivalents included within prepaid expenses and other current assets was $0.2 million and other assets in the accompanying condensed consolidated balance sheets was $1.3 million as of December 31, 2025.
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
Many of our customers are in the aviation industry, though our batteries have applications across all segments of electric mobility. As of March 31, 2026 and December 31, 2025, there were two and one customers, respectively, that represented in aggregate approximately 64% of our total accounts receivable in each period presented. An adverse impact in the aviation industry may adversely affect our relationship with our customers, which could affect our future financial condition, results of operations and cash flows.
Supply Risk
We are dependent on Berzelius (Nanjing) Co., Ltd. (“Berzelius”), a former affiliated company, and our global contract manufacturing partners, to manufacture the batteries for our primary commercial battery platform. The inability of these suppliers to provide manufacturing services or deliver batteries on time may cause a delay in fulfilling our customers’ orders, which could adversely impact our business, financial condition and results of operations.
Segment Reporting and Geographic Data
We have a single operating and reportable segment; that is, the battery business. Our battery business derives revenue from the sale of finished battery products and customization services of our batteries. Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”).
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

Other segment items within the segment profit or loss include primarily of interest income and government grant income, which are shown within other income, net in the accompanying condensed consolidated statements of operations.
Our CODM does not measure segment assets for the purposes of allocating resources to, and assessing the performance of, our battery business.
The following table shows our revenue by geographic area based on the delivery location of our battery products and services (in thousands):

	Three months ended March 31,
	2026	2025
North America	$6,058	$1,923
EMEA	16,523	6,302
APAC	5,955	3,059
Total	$28,536	$11,284
Revenue in the EMEA region, consisting of Europe, the Middle East and Africa, includes $10.0 million and $4.6 million related to shipments to customers based in Ukraine, for the three months ended March 31, 2026 and 2025, respectively.
All of our property, plant and equipment are geographically located in the United States.
There were three customers that in the aggregate represented 49% and 66% of our revenue during the three months ended March 31, 2026 and 2025, respectively.
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
Foreign currency gains or losses, which were de minimis during the three months ended March 31, 2026 and 2025, resulting from the effect of exchange rate changes on transactions and remeasurement of monetary assets and liabilities denominated in foreign currencies are recorded as other income, net within the accompanying condensed consolidated statements of operations.
Significant Accounting Policies
As of March 31, 2026, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2025. We discuss below additional accounting considerations for government grants, based on a government contract awarded in July 2025.
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
Government grants related to income are recognized as grant revenue or a component of other income on a systematic basis over the periods in which we recognize as expenses, the related costs for which the grants are intended to compensate. Based on our assessment of the U.S. Government Defense Innovation Unit (“DIU”) contract awarded in July 2025, which was subsequently amended to increase the contract amount to $18.1 million, we determined which milestones related to assets. The remaining milestones were assessed as related to income and, for the three months ended March 31, 2026, we recorded $0.8 million within Other income, net on our condensed consolidated statements of operations.
Government grants related to assets are presented by deducting the grant from the carrying value of the asset. However, when grant milestones are achieved prior to the acquisition of the related asset, the amounts received are recorded as deferred income until the corresponding assets are acquired. As of March 31, 2026, no receivable related to government grants was outstanding, and $2.7 million of deferred grant related to government grants was recognized on our consolidated balance sheet.
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under the expedient, entities may assume that the current conditions applied in determining credit loss allowances remain unchanged for the remaining life of those assets. This ASU is required to be adopted on a prospective basis. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those years, with early adoption permitted. We adopted this standard on January 1, 2026, with no material impact on our condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued Accounting Standards Update 2025-10, which establishes authoritative guidance for the recognition, measurement, and presentation of government grants received by business entities. Prior to this, US GAAP did not explicitly address accounting for such grants. The guidance applies to transfers of monetary or tangible nonmonetary assets (e.g., cash, land, or buildings) from a government. It explicitly excludes income taxes (ASC 740), below-market interest rate loans, and government guarantees. For public business entities, the standard is effective for fiscal years beginning after December 15, 2028. Early adoption is permitted. Companies may adopt the guidance using a modified prospective, modified retrospective, or full retrospective transition method. We are currently evaluating the impact of this new guidance on our consolidated financial statements and related disclosures.
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

	Three months ended March 31,
	2026	2025
Revenue from customers:
Sale of battery products	$28,336	$10,984
Other revenue – government grants	200	300
Total revenue	$28,536	$11,284
Revenue from the sale of battery products also includes bill-and-hold arrangements, which were $5.8 million and $5.4 million during the three months ended March 31, 2026 and 2025, respectively. As at March 31, 2026, undelivered amounts under bill-and-hold arrangements were $17.1 million.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in accounts receivable, contract assets recorded as unbilled receivables, and contract liabilities recorded as deferred revenue.
Accounts receivable represents our right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. Accounts receivable was $35.3 million, $23.7 million and $5.6 million as of March 31, 2026, December 31, 2025 and December 31, 2024, respectively.
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. We had no contract assets as of both March 31, 2026 and December 31, 2025.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of revenue recognition. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. Deferred revenue was de minimis, $0.1 million and $1.6 million as of March 31, 2026, December 31, 2025 and December 31, 2024, respectively. Deferred revenue balances fluctuate due to timing of the billings made versus revenue being recognized upon transfer of control. During the three months ended March 31, 2026 and 2025, revenue recognized from the prior year deferred revenue balance was $0.1 million and $0.3 million, respectively.
Remaining Performance Obligations
We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of March 31, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations that were unsatisfied or partially unsatisfied, including deferred revenue and government grants, was approximately $46.1 million. Given the applicable contract terms, we expect all of the remaining performance obligations to be recognized as revenue within one year. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
Note 4. Inventories
Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$305	$404
Work in process	101	353
Finished goods	7,840	5,978
Inventories	$8,246	$6,735

Note 5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Production equipment	$2,839	$2,839
Lab equipment	1,032	1,032
Leasehold improvements	11,162	11,163
Furniture, fixtures and other equipment	219	219
Construction in progress	6,168	4,340
Property, plant and equipment, at cost	21,420	19,593
Less: accumulated depreciation and amortization	(10,674)	(9,913)
Property, plant and equipment, net	$10,746	$9,680
Construction in progress consists primarily of production and other equipment that have not been placed in service as of March 31, 2026 and December 31, 2025.
Depreciation and amortization expense was $0.8 million and $0.9 million during the three months ended March 31, 2026 and 2025, respectively.
As reflected in the balance as of December 31, 2025, we recorded a $4.7 million impairment loss related to construction-in-progress assets for our manufacturing facility in Brighton, Colorado, in connection with our decision to terminate the lease; and a $3.5 million loss related to the retirement of production equipment at our Fremont, California facility that was no longer expected to generate future economic benefit.
Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued compensation and benefits	$1,978	$3,181
Accrued purchases of property and equipment	403	-
Accrued professional fees	172	242
Accrued purchases of finished goods for resale	181	11
Other	436	232
Total accrued and other current liabilities	$3,170	$3,666
Note 7. Stockholders’ Equity
Common Stock and Preferred Stock
As of March 31, 2026, we had a total of 1,000,000,000 shares of stock authorized to be issued, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. We have not declared any dividends through March 31, 2026.
Equity Incentive Plans
As of March 31, 2026, our Equity Incentive Plans consisted of the following: (i) the 2022 Equity Incentive Plan (the “2022 Plan”), (ii) the 2016 Equity Incentive Plan (the “2016 Plan”) and (iii) Amprius, Inc.’s (“Amprius Holdings”) 2008

Stock Plan and Second Equity Incentive Plan (the “Amprius Holdings Plans”), which we assumed from Amprius Holdings on October 23, 2024, collectively referred herein as “Equity Incentive Plans.”
2022 Plan. The 2022 Plan was adopted effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), or performance awards and may be granted to directors, employees or consultants. As of March 31, 2026, the total number of shares reserved for issuance, including shares issuable upon vesting of outstanding RSUs, under the 2022 Plan was 28,163,414. Such number of shares also include the annual increase in shares reserved pursuant to the evergreen provisions contained in the 2022 Plan and the number of shares from equity awards under the 2016 Plan that were cancelled, expired or otherwise terminated without having been exercised in full, were tendered to or withheld for payment of an exercise price or for tax withholding obligations, or were forfeited to or repurchased due to failure to vest. The number of shares available for issuance under the 2022 Plan may be increased annually at the beginning of the fiscal year, subject to certain limitations.
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
As of March 31, 2026, all grants made under our Equity Incentive Plans had been stock options or RSUs.
Stock Options
Stock options granted under the Equity Incentive Plans provided an exercise price of not less than 100% of the fair value at the grant date, unless the optionee is a 10% stockholder, in which case the option price would not be less than 110% of such fair market value. Options granted generally have a maximum term of 10 years from the grant date or 90 days from the termination of the optionee and are exercisable upon vesting unless otherwise designated for early exercise by the board of directors at the time of grant, and generally vest over a period of four years.
As of March 31, 2026, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $0.5 million, which we expect to recognize over a weighted-average period of 0.7 years.
RSUs
The fair value of RSUs is determined based upon the market closing price of our common stock on the date of grant. RSUs generally vest over a period of approximately four years from the date of grant, subject to the continued employment or services of the grantee.
As of March 31, 2026, the total unrecognized stock-based compensation expense related to the unvested RSUs was approximately $23.4 million, which we expect to recognize over a weighted-average period of 3.2 years.
Employee Stock Purchase Plan (“ESPP”)
As of March 31, 2026, there were no offerings established under the ESPP. We adopted the ESPP effective September 14, 2022. As of March 31, 2026, the total number of shares reserved for issuance was 5,238,832, which number may be increased annually at the beginning of the fiscal year, subject to certain limitations. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees an opportunity to purchase our common stock at a discount through payroll deductions. Under the ESPP, we may specify offering periods, provided that no offering period will have a duration exceeding 27 months. The purchase price per share is equal to 85% of the fair market value of our common stock on the (i) offering date or (ii) purchase date, whichever is lower.

Common Stock Warrants
Shown below is a summary of our outstanding stock warrants:

	Public warrants	Private warrants	PIPE warrants	Total
Outstanding, December 31, 2025	16,492,472	300,000	2,052,500	18,844,972
Exercise of stock warrants	(10,520)	(110,000)	(132,700)	(253,220)
Outstanding, March 31, 2026	16,481,952	190,000	1,919,800	18,591,752
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
At Market Issuance Sales Agreement (“Sales Agreement”)
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million. During the three months ended March 31, 2025, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $8.5 million. As of December 31, 2025, the $100.0 million aggregate offering capacity under the Sales Agreement was utilized and the agreement has been terminated following the sales of all shares thereunder.
Stock-Based Compensation
Stock-based compensation from stock options and RSUs under our Equity Incentive Plans were included in the following lines in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended March 31,
	2026	2025
Cost of revenue	$106	$240
Research and development	375	254
Selling, general and administrative	1,577	1,328
Total stock-based compensation expense	$2,058	$1,822
Note 8. Income Taxes
We have no income tax expense as a result of the continued generation of net operating losses (“NOLs”), offset by a full valuation allowance recorded on such NOLs as we determined it is not more-likely-than-not that our NOLs will be utilized.

Note 9. Leases
As of March 31, 2026, we had a non-cancelable operating lease for our corporate headquarters and manufacturing facilities located in Fremont, California. Our Fremont, California lease, which expires in June 2027, provides us with an option to extend the term for one additional 5-year period and we determined with reasonable certainty that we will exercise such option. During the three months ended March 31, 2026, on January 30, 2026, we entered into an agreement with the lessor to terminate the operating lease for our Brighton, Colorado facility, in exchange for a one-time payment of $20.0 million. To account for the effect of the lease termination on our results of operations as of March 31, 2026, we derecognized the related lease liability of $33.2 million and the remaining right‑of‑use asset of $13.4 million, and recorded a net loss on lease termination of approximately $0.2 million. Our operating lease does not contain any material residual value guarantees. We had no leases that were classified as finance leases as of March 31, 2026 and December 31, 2025.
The components of lease expense during the three months ended March 31, 2026 and 2025 are shown in the table below (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease expense	$619	$1,286
Variable lease expense	560	786
Short-term lease expense	30	23
Total lease expense	$1,209	$2,095
Other information about our operating leases during the three months ended March 31, 2026 and 2025 are shown in the table below (amounts in thousands):

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities including termination of a lease	$20,594	$848
Weighted-average remaining lease term	6.2 years	13.2 years
Weighted-average discount rate	7.9%	9.5%
Future operating lease payments, net of tenant improvement allowance, as of March 31, 2026 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2026	$915
2027	1,268
2028	1,306
2029	1,340
2030	1,367
2031	1,378
Thereafter	698
Total lease payments, net of tenant improvement allowance	8,272
Less - present value adjustments	(1,710)
Total operating lease liabilities	$6,562
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

Note 11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended March 31,
	2026	2025
Numerator:
Net loss	$(5,046)	$(9,371)
Net loss attributable to common stockholders	$(5,046)	$(9,371)
Denominator:
Weighted-average number of common shares outstanding	136,947,076	117,969,812
Basic and diluted net loss per common share	$(0.04)	$(0.08)
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share in the three month period because their inclusion would have been anti-dilutive:

	March 31,
	2026	2025
Stock warrants	18,591,752	19,045,072
Stock options	8,872,261	17,214,921
RSUs	5,519,178	6,285,134
Total	32,983,191	42,545,127
Note 12. Subsequent Events
On May 6, 2026, we entered into Warrant Exchange Agreements (the “Exchange Agreements”) with certain institutional holders (the “Public Warrant Holders”) of our public warrants (the “Exchange Public Warrants”), each of which is exercisable to purchase one share of our common stock at an exercise price of $11.50 (the “Exercise Price”) per existing Exchange Public Warrant. Pursuant to the Exchange Agreements, the Public Warrant Holders agreed to exchange an aggregate of 7,128,458 Exchange Public Warrants for shares of our common stock (the “Exchange Shares”).
Pursuant to the terms of the Exchange Agreements, Public Warrant Holders will receive, for the Exchange Public Warrants exchanged, a number of Exchange Shares equal to the product of (i) the number of Exchange Public Warrants so surrendered multiplied by (ii) the quotient of (a) the sum of (x) the average volume-weighted average price of our common stock over a four day consecutive trading period (the “Average VWAP”), (y) plus $0.35, (z) minus the Exercise Price, divided by (b) the Average VWAP.
The closing of the exchanges of the Exchange Public Warrants for shares of our common stock is expected to occur on May 18, 2026, and is subject to customary closing conditions.
The Exchange Agreements contain customary representations, warranties, covenants, and other obligations of the parties. The representations, warranties and covenants contained in the Exchange Agreements were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the sections titled “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-Q and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems or “UAS”, such as drones and high-altitude pseudo satellites or “HAPS”. We believe our proprietary technology has the potential for broad application in electric transportation. Our batteries and their performance specifications have been tested and validated for application by various customers, including our longtime partners such as AALTO Airbus, AeroVironment, BAE Systems, Kraus Hamdani Aerospace, Nokia Drone Networks, Nordic Wing, Teledyne FLIR and the U.S. Army. Our total customer engagements continue to grow and from our inception through March 31, 2026, we have shipped over 5.9 million battery cells, which have enabled mission critical applications. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are protected by our portfolio of patents, trade secrets and know-how developed over 15 years of research and development.

Our SiCore batteries were developed in collaboration with Berzelius. We began limited shipment of SiCore batteries in 2023, which generated a strong demand from our customers. In order to support such demand, we entered into a supply agreement with Berzelius in November 2023 (the “Exclusive Supply Agreement”), which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. In January 2024, we announced the full commercial launch of our SiCore batteries and accelerated engagement with our addressable markets. We entered into manufacturing supply agreements with several global contract manufacturing companies, which provided us an opportunity to rapidly scale production and ship a large volume of SiCore batteries to our customers. As of March 31, 2026, we had access, through Berzelius and our manufacturing supply agreements with our global contract manufacturers, including our participation in a consortium of South Korean companies that contribute capabilities across the lithium-ion battery value chain (the “Amprius Korea Battery Alliance”), to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats.
During 2025, we manufactured our SiMaxx batteries in our facility in Fremont, California. To support increased demand for our SiCore batteries, as of December 2025 and going forward throughout 2026, we are expanding this facility to increase the capacity of our pilot line to 10 MWh and expand our capabilities to support quick turn SiCore customer prototypes. This expansion is accelerated by the DIU contract awarded in July 2025, which was subsequently amended to increase the contract to $18.1 million.
In April 2023, we entered into a lease agreement to lease approximately 774,000 square feet of premises in Brighton, Colorado. As of December 31, 2025, due to larger industry dynamics, particularly our ability to access global contract manufacturing to rapidly service the demand from our customers, we recorded $19.1 million in impairment charges to the associated right-of-use asset and construction-in-progress to reflect our intention to terminate the lease of the Brighton facility. On January 30, 2026, we entered into an agreement with the lessor to terminate this lease in exchange for a one-time payment of $20.0 million. For the three months ended March 31, 2026, we also derecognized the related lease liability of $33.2 million and the remaining right‑of‑use asset of $13.4 million, and recorded a net loss on lease termination of approximately $0.2 million. We believe that our outsource contract manufacturing strategy enables rapid capacity expansion with minimal capital investment.

Sales Agreement
On October 2, 2023, we entered into the Sales Agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (collectively, the “Sales Agents”), pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million, as described in the prospectus supplement dated October 10, 2023, filed with the Securities and Exchange Commission (the “SEC”). During the three months ended March 31, 2025, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $8.5 million. On December 4, 2025, we completed the sale of shares of our common stock available under the Sales Agreement. As of December 31, 2025, the $100.0 million aggregate offering capacity under the Sales Agreement was utilized and the agreement has been terminated following the sales of all shares thereunder.
Known Trends, Demands, Commitments, Events, or Uncertainties Impacting Our Business
We believe that our performance and future success depends on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Establishing Global Network of Contract Manufacturing Partnerships
As of March 31, 2026, we produce SiCore batteries by leveraging Berzelius’ existing production line and through our manufacturing supply agreements with global contract manufacturers, including our participation in the Amprius Korea Battery Alliance. In order to meet the increased demand for our SiCore batteries, we plan to expand our global network of contract manufacturing partnerships in the future. Some of the challenges that we may encounter when we enter into a manufacturing supply arrangement include, among others, supply chain risks, risk of losing control over the manufacturing process of our SiCore batteries, which could lead to quality control issues, delay in production, increase in production costs, and non-compliance with our established standards. In addition, we may encounter a risk of losing control of some of our intellectual property. While we plan to set up business processes, including adding oversight and quality control procedures, in order to manage our contract manufacturing supply arrangements, there can be no assurance that such processes will be effective. As of March 31, 2026, we had access, through our manufacturing supply agreements with our global contract manufacturers including the Amprius Korea Battery Alliance, to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats. These agreements provide us an opportunity to scale production and ship a large volume of SiCore batteries to our customers. In addition, if we partner with other contract manufacturers in the future, we plan to select large, experienced and reputable contract manufacturing companies.
Establishing Manufacturing Capacity
As of March 31, 2026, we had access to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats through our existing manufacturing supply agreements with our global contract manufacturers, including the Amprius Korea Battery Alliance. During 2025, we manufactured our SiMaxx batteries in our facility in Fremont, California. To support increased demand of our SiCore batteries, as of December 2025 and going forward throughout 2026, we are expanding this facility to increase the capacity of our pilot line to 10 MWh and expand our capabilities to support quick turn SiCore customer prototypes. This expansion is accelerated by our contract with the DIU.
In April 2023, we entered into a lease agreement to lease approximately 774,000 square feet of premises in Brighton, Colorado. On January 30, 2026, we entered into an agreement with the lessor to terminate this lease in exchange for a one-time payment of $20.0 million. The termination of the lease was reflected in our results of operations as discussed above. We believe that our contract manufacturing strategy enables rapid capacity expansion with minimal capital investment.
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

Highly Competitive Market
Our competition includes both established manufacturers and new entrants that are developing new battery technologies and chemistries to address the growing market for electrified transportation solutions. We believe the manufacturers of these batteries will continue to invest funds, time and effort to improve the capabilities of their batteries with the development of silicon anode batteries as a potential alternative to conventional graphite batteries. We believe that we are one of the leading companies in the market that has a high-performance battery that can meet the requirements of aviation and LEV applications. We are not currently producing batteries for EVs. The EV battery industry has a limited number of commercially available batteries that meet the minimum performance specifications. This creates a fast-growing and highly competitive industry for many battery manufacturers to claim market share for commercially acceptable batteries. We believe that there is significant room for improvement in the EV industry in driving range and fast charging capabilities that our silicon technology may address. To compete in the EV industry, we expect that we will need to significantly reduce our manufacturing costs, increase form factors and increase production quantity. One or more of our competitors and potential future entrants may be better capitalized to expand production capacities, have greater resources to commercialize and have greater access to customers in either or both the aviation and EV markets. As such, we may be at a competitive disadvantage and be unable to retain or grow our market share.
We expect to continue investing in the development of battery technology with the goal of expanding commercial production. We continue to develop customized battery solutions and deliver standardized samples (i.e., prototypes) of batteries to industry leading manufacturers as well as to certain federal government agencies. We plan to focus our research and development on the following key areas:
•Improving battery life. To continue to meet the specific needs of our customers and drive adoption of our batteries in new market segments, such as satellites. We are working with chemical compounds as potential additives to the silane gas we use to produce our silicon anodes, which have demonstrated the potential to improve cycle life without negatively impacting other performance characteristics such as energy density.
•Further improvements to energy and power density. We are engaged in ongoing development activities to explore different cathode materials, including a conversion cathode, to further improve the energy and power density of our batteries.
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
Global Risks
Abrupt political change, terrorist activity, and armed conflict, including the conflicts between Ukraine and Russia and in the Middle East has had an adverse impact on the global economy and financial markets. Although our business operations have not been directly impacted by such events to date, our batteries are incorporated into end products that are used by defense industry customers in jurisdictions experiencing military conflict. As a result, any cessation or escalation of such conflicts could limit economic activity in the affected regions or impact our future sales. Conversely, any cessation or de-escalation of these conflicts could alter regional market dynamics and competitive conditions, which may create both opportunities and challenges. For example, while there is risk that a cessation of hostilities could curb demand for our products, due to a decrease of the need for combat zone drones, it is also possible that a cessation of hostilities could result in increased demand for our batteries for use in proactive defense, peace keeping or reconstruction efforts. Furthermore, increased freight charges from our carriers has become more common and are expected to continue into the foreseeable future due to elevated oil prices as a result of the geopolitical tensions in the Middle East. The conflicts in these regions could impact our operations and sales, as well as those of our customers, suppliers and manufacturers, and we are not able to accurately predict the timing, outcome or broader impact to our financial condition and results of operations.
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
We generate revenue from the (i) sale of finished battery products and (ii) arrangements for customization design services. The customization design services generally include designing and developing custom batteries by applying our existing technology into a customer’s required specifications and delivery of prototype batteries. We recognize revenue at the point in time when control is transferred to the customers, which is generally (i) upon shipment, in the case of sale of finished battery products, and (ii) upon completion and/or delivery of prototype batteries, in the case of customization design services. We also receive government grants and related arrangements from time to time, which we may present as a component of revenue or other income, and if related to assets as deferred grants, depending on the nature of the grant agreement. We recognize and measure government grants at fair value when there is a reasonable assurance that we will comply with the conditions of the grants and we will receive the grants. We recognize government grants on a systematic basis over the periods in which we recognize as expenses the related costs for which the grants are intended to compensate.
Cost of Revenue
Cost of revenue, which includes the cost of finished goods sold and the cost of customization design services, are comprised primarily of purchase costs of SiCore batteries from Berzelius and our global contract manufacturing partners, costs of raw materials, labor costs, and allocation of overhead costs incurred in producing SiMaxx batteries or in performing the customization design services. Labor costs consist of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense. Overhead and other costs consist primarily of outside services, utilities, rent, depreciation expense and other facilities-related costs. Costs related to batteries and design services are recognized in the same period as the associated revenue is recognized. In addition, we include under cost of revenue certain non-capitalizable expenses incurred during the preliminary stage of our plan to construct a GWh-scale manufacturing facility in Brighton, Colorado, such as re-zoning costs and engineering studies as well as rent and other ongoing facilities-related costs. Such costs were incurred in the three months ended March 31, 2026, and will not recur as we agreed to terminate the lease on the Brighton, Colorado facility on January 30, 2026. We expect that our cost of revenue will increase for the foreseeable future as we increase the volume of orders for SiCore batteries and scale our business.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The following table summarizes our results of operations during the three months ended March 31, 2026 and 2025 (in thousands, except percentage data):

	Three months ended March 31,		Change
	2026	2025	$	%
Revenue	$28,536	$11,284	$17,252	153%
Cost of revenue	22,796	13,645	9,151	67%
Gross profit (loss)	5,740	(2,361)	8,101	343%
Gross margin	20%	(21)%
Operating expenses:
Research and development	3,799	2,003	1,796	90%
Selling, general and administrative	8,628	5,307	3,321	63%
Total operating expenses	12,427	7,310	5,117	70%
Loss from operations	(6,687)	(9,671)	2,984	(31)%
Other income, net	1,641	300	1,341	447%
Net loss	$(5,046)	$(9,371)	$4,325	(46)%
Revenue
Revenue increased by $17.3 million, or 153%, to $28.5 million during the three months ended March 31, 2026 from $11.3 million during the same period last year due to a $17.4 million increase in sales of batteries, driven by sales of our SiCore batteries, and the increase in new customers as well as the overall increase in volume of orders from new and existing customers. Non-product revenue was lower due to a $0.1 million decrease in revenue from a government grant.
Cost of Revenue
Cost of revenue increased by $9.2 million, or 67%, to $22.8 million during the three months ended March 31, 2026 compared to the same period last year. The increase was primarily due to purchases of SiCore batteries to support the increase in sales discussed above as well as the increase in costs to produce batteries including increases in shipping and handling costs, and other overhead-related costs, offset by a decrease in personnel-related costs and costs incurred for the Brighton, Colorado facility, with one month of costs, or $0.5 million, in the current year period down from three months of costs, or $1.5 million, in the prior year period.
Gross Profit
Gross profit increased by $8.1 million, or 343%, to $5.7 million, during the three months ended March 31, 2026, compared to the same period last year primarily due to higher sales volume of SiCore batteries, as well as product mix.
Research and Development (“R&D”) Expense
Research and development expense increased by $1.8 million, or 90%, to $3.8 million, during the three months ended March 31, 2026, compared to the same period last year primarily due to higher personnel-related costs of $0.9 million, including stock-based compensation expense, from the increase in R&D headcount, higher professional service expenses of $0.3 million, and a $0.6 million increase in other R&D costs.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $3.3 million, or 63%, to $8.6 million during the three months ended March 31, 2026, primarily due to a $1.5 million increase in personnel-related costs including stock-based compensation expense related to the hiring of additional personnel, as well as a $1.8 million increase in professional fees and other administrative costs.
Other Income, Net
Other income, net, increased by $1.3 million or 447% during the three months ended March 31, 2026, compared to the same period last year. The net increase was primarily due to $0.8 million in government grant income in the current period with none in the prior year period, and a $0.4 million one-time gain on disposal of property, plant and equipment;,as well as an increase in interest income.
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
During the three months ended March 31, 2026 and 2025, we have financed our operations primarily through revenue generated from operations and proceeds from the issuance of shares of our common stock. We expect to rely on our cash and cash equivalents, which was $62.4 million as of March 31, 2026, and revenue that we expect to generate from operations to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Quarterly Report on Form 10-Q are issued.
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
We may also receive additional cash from our outstanding stock warrants if those stock warrants are exercised for cash. As of March 31, 2026, we had a total of 16,481,952 public warrants, 190,000 private warrants and 1,919,800 PIPE warrants outstanding. The exercise price of our public warrants and private warrants is $11.50 per warrant, and the exercise price of the PIPE warrants is $12.50 per warrant, although we have, and, in certain cases, together with the warrant agent have, the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the trading price of our common stock at that time. We believe that the likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon market conditions.
Our ability to become profitable is dependent upon future events, including obtaining adequate financing to fund our business plan, optimizing our manufacturing capacity, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.
We have incurred net losses to date. We expect our working capital requirements may increase materially in the near future as we scale our business, which could result in additional net losses. During the three months ended March 31, 2026, our net loss was $5.0 million. We expect that the additional net losses in the future could be attributed to an increase in our operating expenses as we increase our headcount and incur costs to continue developing new products and other R&D initiatives.
We also expect that our capital expenditure requirements may increase materially as we build out our 10 MWh manufacturing pilot line in Fremont, California, though this expansion is partially funded with support from the DIU through a contract awarded in July 2025, which was subsequently amended to increase the contract amount to $18.1 million.

As of March 31, 2026, our contractual obligations consisted primarily of a non-cancellable operating lease agreement for our corporate headquarters and manufacturing facility in Fremont, California. As of March 31, 2026, the total future minimum lease payable, net of tenant improvement allowance, over the remaining weighted-average lease term of 6.2 years was approximately $8.3 million. Approximately $1.2 million of which is payable over the next twelve months. Please refer to Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information about our leases.
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
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Three months ended March 31,		Change
	2026	2025	$
Net cash used in operating activities	$(37,275)	$(14,126)	$(23,149)
Net cash used in investing activities	$(625)	$(913)	$288
Net cash provided by financing activities	$8,581	$8,505	$76
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
Net cash used in operating activities increased to $37.3 million during the three months ended March 31, 2026 from $14.1 million during the same period last year primarily due to the $20.0 million lease termination payment for our Brighton, Colorado facility (refer to Note 9 for additional information), timing of cash received from our customers for the sale of SiCore batteries and paying our suppliers and other creditors, as well as higher working capital requirements, including cash outflows associated with increased inventory levels during the period.
Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities decreased to $0.6 million during the three months ended March 31, 2026 from $0.9 million during the same period last year primarily due to the proceeds from a non-recurring disposal of equipment no longer in use. Purchases of property, plant and equipment were in line with the prior year period and reflect the timing of equipment purchases and the construction of leasehold improvements in our manufacturing facility at Fremont, California in connection with our planned expansion.
Net Cash Provided by Financing Activities
Our primary source of cash provided by financing activities consists of proceeds from the exercise of warrants and stock options. Our cash usage for financing activities consists primarily of payments related to the issuance of common stock.
Net cash provided by financing activities increased to $8.6 million during the three months ended March 31, 2026 from $8.5 million during the same period last year. Our primary sources of cash from financing activities for the three months ended March 31, 2026 consisted of the net proceeds from the exercise of stock options and stock warrants, and for the three months ended March 31, 2025, consisted of the net proceeds from the issuance of common stock under the Sales Agreement.

Related Party and Other Transactions
Dr. Kang Sun, our former Chief Executive Officer and our current director, serves as a member of the board of directors of Berzelius and its holding company. As of March 31, 2026 and December 31, 2025, Dr. Sun and our company had no direct or indirect controlling interest in Berzelius and its affiliates and, similarly, Berzelius and its affiliates had no direct or indirect controlling interest in our company. We developed our SiCore batteries through our collaboration with Berzelius. In November 2023, we entered into the Exclusive Supply Agreement with Berzelius, which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. We purchased, and may continue to purchase, SiCore batteries and raw materials for our SiMaxx battery production and R&D activities from Berzelius. As of March 31, 2026, we had no purchase commitments with Berzelius.
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
There have been no changes to our critical accounting estimates during the three months ended March 31, 2026.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our CEO and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this

Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	September 16, 2022
3.2	Amended and Restated Bylaws of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	March 23, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41314	4.1	September 16, 2022
10.1	Amprius Technologies, Inc. Outside Director Compensation Policy, as amended on March 4, 2026					X
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

AMPRIUS TECHNOLOGIES, INC.:

May 7, 2026	By:	/s/ Thomas M. Stepien
(Date)		Thomas M. Stepien
Chief Executive Officer
(Principal Executive Officer)

May 7, 2026	By:	/s/ Ricardo C. Rodriguez
(Date)		Ricardo C. Rodriguez
Chief Financial Officer
(Principal Financial and Accounting Officer)