Form 10-Q
period 2026-09-30
Amprius Technologies, Inc.
filed 2026-11-12
CIK 1899287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
_______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of November 6, 2026, the registrant had 146,643,613 shares of common stock, par value $0.0001, outstanding.

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
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•our ability to execute our business model and strategy, including expanding access to manufacturing capacity, securing a stable and cost-effective supply of key materials, or developing production lines that meet our requirements and increasing the addressable markets for our products and services;
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
•risks related to our reliance on third parties and partners for the performance of certain obligations under agreements we are, or may become, party to, and that such third parties may fail to perform, fail to meet milestone requirements on the expected timeline, or experience delays or other difficulties that adversely affect the Company’s ability to perform under such agreements;
•risks related to any change in demand from existing customers; and
•other risks and uncertainties described in this Quarterly Report on Form 10-Q and included in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Part I - Financial Information
Item 1. Financial Statements
AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except share and par value data)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$60,685	$90,465
Accounts receivable, net	45,859	23,737
Inventories	15,890	6,735
Prepaid expenses and other current assets	18,901	5,500
Total current assets	141,335	126,437
Non-current assets:
Property, plant and equipment, net	16,242	9,680
Operating lease right-of-use assets, net	6,515	19,518
Other assets	63	1,256
Total assets	$164,155	$156,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,362	$6,700
Accrued and other current liabilities	16,189	3,666
Deferred grant	2,738	2,738
Deferred revenue	92	100
Operating lease liabilities	1,175	4,665
Total current liabilities	33,556	17,869
Non-current liabilities:
Operating lease liabilities	5,904	35,207
Total liabilities	39,460	53,076
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock; $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 950,000,000 shares authorized; 146,634,469 and 134,536,592 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	14	13
Additional paid-in capital	354,703	322,156
Accumulated other comprehensive income	35	4
Accumulated deficit	(230,057)	(218,358)
Total stockholders’ equity	124,695	103,815
Total liabilities and stockholders’ equity	$164,155	$156,891
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except share and per share data)	2026	2025	2026	2025
Revenue	$39,145	$21,426	$101,713	$47,777
Cost of revenue	28,630	18,108	76,178	45,480
Gross profit (loss)	10,515	3,318	25,535	2,297
Operating expenses:
Research and development	6,407	2,509	14,305	6,674
Selling, general and administrative	8,834	5,501	26,941	16,799
Total operating expenses	15,241	8,010	41,246	23,473
Loss from operations	(4,726)	(4,692)	(15,711)	(21,176)
Other income, net	1,227	800	4,012	1,543
Net loss	(3,499)	(3,892)	(11,699)	(19,633)
Increase in net loss due to warrant modification	—	—	(1,921)	—
Net loss attributable to common stockholders	$(3,499)	$(3,892)	$(13,620)	$(19,633)
Weighted-average common shares outstanding:
Basic and diluted	146,332,565	126,630,085	142,283,973	122,137,964
Net loss per share of common stock:
Basic and diluted	$(0.02)	$(0.03)	$(0.10)	$(0.16)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Net loss	$(3,499)	$(3,892)	$(11,699)	$(19,633)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	12	4	31	(3)
Comprehensive loss	$(3,487)	$(3,888)	$(11,668)	$(19,636)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2025	134,536,592	$13	$322,156	$4	$(218,358)	$103,815
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	4,557,105	—	6,686	—	—	6,686
Issuance of common stock upon exchange of stock warrants for shares of common stock	190,364	—	1,895	—	—	1,895
Stock-based compensation	—	—	2,058	—	—	2,058
Net loss	—	—	—	—	(5,046)	(5,046)
Other comprehensive income (loss)	—	—	—	6	—	6
Balance as of March 31, 2026	139,284,061	13	332,795	10	(223,404)	109,414
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	3,081,191	1	4,534	—	—	4,535
Issuance of common stock upon exchange of stock warrants for shares of common stock	3,715,366	—	12,287	—	—	12,287
Stock-based compensation	—	—	2,541	—	—	2,541
Net loss	—	—	—	—	(3,154)	(3,154)
Other comprehensive income (loss)	—	—	—	13	—	13
Balance as of June 30, 2026	146,080,618	14	352,157	23	(226,558)	125,636
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	553,851	—	74	—	—	74
Issuance of common stock upon exchange of stock warrants for shares of common stock	—	—	—	—	—	—
Stock-based compensation	—	—	2,472	—	—	2,472
Net loss	—	—	—	—	(3,499)	(3,499)
Other comprehensive income (loss)	—	—	—	12	—	12
Balance as of September 30, 2026	146,634,469	$14	$354,703	$35	$(230,057)	$124,695

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance as of December 31, 2024	116,934,314	$12	$243,794	$—	$(174,334)	$69,472
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	2,585,646	—	8,429	—	—	8,429
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,026,117	—	48	—	—	48
Stock-based compensation	—	—	1,822	—	—	1,822
Net loss	—	—	—	—	(9,371)	(9,371)
Other comprehensive income (loss)	—	—	—	(4)	—	(4)
Balance as of March 31, 2025	120,546,077	12	254,093	(4)	(183,705)	70,396
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	3,175,850	1	9,706	—	—	9,707
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	1,353,910	—	1,018	—	—	1,018
Stock-based compensation	—	—	1,906	—	—	1,906
Net loss	—	—	—	—	(6,370)	(6,370)
Other comprehensive income (loss)	—	—	—	(3)	—	(3)
Balance as of June 30, 2025	125,075,837	13	266,723	(7)	(190,075)	76,654
Issuance of common stock in connection with the At Market Issuance Sales Agreement, net of issuance cost	3,202,028	—	25,830	—	—	25,830
Issuance of common stock upon exercise of stock options and vesting of restricted stock units	2,166,263	—	2,833	—	—	2,833
Stock-based compensation	—	—	1,763	—	—	1,763
Net loss	—	—	—	—	(3,892)	(3,892)
Other comprehensive income	—	—	—	4	—	4
Balance as of September 30, 2025	130,444,128	$13	$297,149	$(3)	$(193,967)	$103,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMPRIUS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(11,699)	$(19,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,071	5,491
Depreciation and amortization	2,266	3,142
Loss on termination of lease	166	—
Write-down of property, plant and equipment	77	—
Non-cash operating lease expense	1,239	3,857
Gain on disposal of property, plant and equipment	(355)	—
Other non-cash items	(22)	444
Changes in operating assets and liabilities:
Accounts receivable, net	(22,035)	(16,781)
Inventories	(9,147)	1,895
Prepaid expenses and other current assets	(12,342)	(2,495)
Other assets	(22)	26
Accounts payable	6,096	467
Accrued and other current liabilities	11,946	(538)
Deferred revenue	(8)	(933)
Operating lease liabilities	(21,195)	(2,579)
Net cash used in operating activities	(47,964)	(27,637)
Cash flows from investing activities:
Purchase of property, plant and equipment	(7,979)	(2,043)
Proceeds from the disposal of property, plant and equipment	355	—
Net cash used in investing activities	(7,624)	(2,043)
Cash flows from financing activities:
Proceeds from issuance of common stock in connection with the At Market Issuance Sales Agreement, net	—	44,053
Proceeds from exercise of warrants	14,182	—
Proceeds from exercise of stock options	11,295	3,899
Net cash provided by financing activities	25,477	47,952
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(30,111)	18,272
Effect of exchange rate changes on cash, cash equivalents and restricted cash equivalents	31	(3)
Cash, cash equivalents and restricted cash equivalents, beginning of period	91,921	56,411
Cash, cash equivalents and restricted cash equivalents, end of period	$61,841	$74,680

Reconciliation of cash, cash equivalents and restricted cash equivalents shown on the condensed consolidated balance sheets:
Cash and cash equivalents	$60,685	$73,224
Restricted cash equivalents included in prepaid expenses and other current assets	1,100	200
Restricted cash equivalents included in other assets	56	1,256
Total cash, cash equivalents and restricted cash equivalents	$61,841	$74,680

Supplemental non-cash investing and financing activities:
Unpaid purchases of property, plant and equipment	$1,246	$—
Right-of-use asset and operating lease obligations from new lease	$105	$—
Increases in right-of-use assets and operating lease liabilities from operating lease modification	$842	$—
Right-of-use assets derecognized in connection with lease termination	$13,362	$—
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
Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $60.7 million. We believe that our cash and cash equivalents will be sufficient to fund our obligations over twelve months from the date these condensed consolidated financial statements are issued. We may receive additional funds if our outstanding stock warrants are exercised for cash. During the three and nine months ended September 30, 2026, we received a total of $0 and $14.2 million, respectively, from the cash exercise of our stock warrants.
Since our inception, we have incurred recurring losses and negative cash flows from operations. During the three and nine months ended September 30, 2026, we incurred a net loss of $3.5 million and $11.7 million, respectively, and at September 30, 2026, our accumulated deficit was $230.1 million. We expect to incur additional losses in the future as we scale our business and increase our operating expenditures, including our research and development spend. We may raise additional funds in order to meet our future operating and capital expenditure requirements, and we may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. If sufficient funding is not raised, we may need to reduce our spending activities, which may negatively affect our ability to achieve our operating goals. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution.
Other Risks and Uncertainties
We face risks related to political change, terrorist activity, and armed conflict such as the military conflicts between Russia and Ukraine and in the Middle East. These military conflicts have led to volatility in the global economy and have contributed to and may continue to contribute to, inflation, volatility in the credit and capital markets, and interruption in the global supply chain. Our batteries are incorporated into end products used in the defense industry by customers in jurisdictions experiencing military conflict. Any cessation or escalation of these conflicts could also impact future sales. Conversely, any cessation or de‑escalation of these conflicts could alter regional market dynamics and competitive conditions. It is difficult to accurately predict the timing, outcome, or broader impact of these developments. Furthermore, increased freight charges from our carriers have become more common and are expected to continue into the foreseeable future due to elevated oil prices as a result of geopolitical tensions in the Middle East.
In addition, we face risks related to significant changes in the United States’ trade policy, such as the imposition or plan to impose significant tariffs on certain product categories imported from China and other countries. These countries have taken or may plan to take retaliatory actions, including imposing additional tariffs on their importation of a wide range of products from the United States or export controls, either of which could potentially lead to adverse impacts on global trade and potentially limit our ability to access certain markets or source key materials, further disrupting our supply chain or increasing our costs. For example, recent regulatory developments in China have introduced new export controls on certain lithium-ion batteries, the materials used in their production, and related manufacturing equipment and technologies. Enforcement of these export controls has been suspended until at least January 2027, pending the outcome of further negotiations between the United States and China. The Chinese Ministry of Commerce announced the suspension in November 2026 and the timing of when these export controls will be implemented, if at all, remains uncertain.These measures, if they are enforced, could affect our partners and suppliers, disrupt our supply chain, increase costs, or require us to diversify our supply chain.
    Although these global risks did not have a significant adverse impact on us as of September 30, 2026, the extent and future outcome of such risks are highly unpredictable and uncertain and may adversely affect our future financial condition, results of operations and cash flows.

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
Fair Value Measurements
We had money market funds totaling $17.6 million and $27.0 million as of September 30, 2026 and December 31, 2025, respectively, which were measured at Level 1 fair value based on the active market price of the instruments and included in cash and cash equivalents, prepaid expenses and other current assets, and other assets in the accompanying condensed consolidated balance sheets.
We did not have assets or liabilities measured at fair value on a recurring basis using Level 2 or Level 3 inputs as of September 30, 2026 and December 31, 2025.
There were no transfers of financial instruments between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2026 and 2025.
Restricted Cash Equivalents
Restricted cash equivalents, which are included within prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets, consist of cash deposits required to satisfy insurance bond requirements for our importation of goods and a letter of credit requirement under a lease agreement. Restricted cash equivalents included within prepaid expenses and other current assets was $1.1 million and other assets was $0.1 million, as of September 30, 2026. Restricted cash equivalents included within prepaid expenses and other current assets was $0.2 million and other assets was $1.3 million as of December 31, 2025.
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
Though our batteries have applications across all segments of electric mobility, many of our customers are in the aviation industry, and our batteries are incorporated into end products that are used by defense industry customers in jurisdictions experiencing military conflict. As of September 30, 2026 and December 31, 2025, there were three customers and one customer, respectively, that represented in aggregate approximately 64% of our total accounts receivable for both periods presented. An adverse impact in the aviation industry may adversely affect our relationship with our customers, which could affect our future financial condition, results of operations and cash flows.
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
Accounts Receivable
Accounts receivable are recorded at the invoiced amount, less any estimated allowance for credit losses. An allowance for credit losses is recognized based on our evaluation of relevant information, such as the age of the receivable, collection experience and certain credit risk factors affecting our customers. A receivable deemed to be uncollectible is written off against a previously established allowance and recoveries are recognized when the cash is received. We do not accrue interest on past due balances and require no collateral. We have not experienced any significant losses from accounts receivable. Our allowance for expected credit losses on our accounts receivable as of September 30, 2026 and December 31, 2025 was $0.3 million and $0.5 million, respectively.
Segment Reporting and Geographic Data
We have a single operating and reportable segment; that is, the battery business. Our battery business derives revenue from the sale of finished battery products and customization services of our batteries. Our Chief Executive Officer is our Chief Operating Decision Maker (“CODM”).
Our CODM assesses performance of our battery business and decides how to allocate resources based on the battery business’ profit, if any, or loss. Our measure of segment profit or loss is the consolidated net income or net loss, which is also reported as such in the accompanying condensed consolidated statements of operations. Our CODM measures segment profit or loss by comparing the actual consolidated net income or net loss to expectations. Since we only have a single operating and reportable segment, our CODM is provided segment expense information that is based on the expense categories shown in the accompanying condensed consolidated statements of operations. Depreciation and amortization expenses, which are disclosed in Note 5 below, are included within cost of revenue, research and development expenses, and selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Other segment items within the segment profit or loss primarily include interest income and government grant income, which are shown within other income, net in the accompanying condensed consolidated statements of operations.
Our CODM does not measure segment assets for the purposes of allocating resources to, and assessing the performance of, our battery business.
The following table shows our revenue by geographic area based on the delivery location of our battery products and services (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
North America	$12,200	$5,280	$23,859	$9,267
EMEA	23,262	13,907	63,092	32,058
Asia Pacific	3,683	2,239	14,762	6,452
Total	$39,145	$21,426	$101,713	$47,777
Revenue related to shipments to customers based in Ukraine, included in the EMEA region, consisting of Europe, the Middle East and Africa, was $8.7 million and $8.9 million for the three months ended September 30, 2026 and 2025, respectively, and $29.1 million and $21.7 million, for the nine months ended September 30, 2026 and 2025, respectively.
All of our property, plant and equipment are geographically located in the United States.
There were three customers that in the aggregate represented 49% of our revenue during the three months ended September 30, 2026, compared to one customer that represented 35% of our revenue during the three months ended September 30, 2025. There were two customers that in the aggregate represented 30% of our revenue during the nine months ended September 30, 2026, compared to one customer that represented 35% of our revenue during the nine months ended September 30, 2025.
Foreign Currency
We determine the functional and reporting currency of our foreign subsidiary based on the primary currency in which it operates. In cases where the functional currency is not the U.S. dollar, the financial statements of our foreign subsidiary are translated into U.S. dollars using the exchange rate in effect as of the balance sheet date for assets and liabilities, and the weighted-average exchange rate during the period for revenue, cost and expenses. The translation gain (loss) is recorded as accumulated other comprehensive income (loss) within stockholders’ equity.
Foreign currency gains or losses, which were de minimis during the three and nine months ended September 30, 2026 and 2025, resulting from the effect of exchange rate changes on transactions and remeasurement of monetary assets and liabilities denominated in foreign currencies are recorded as other income, net within the accompanying condensed consolidated statements of operations.

Significant Accounting Policies
As of September 30, 2026, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2025. We discuss below additional accounting considerations for government grants, based on a government contract initially awarded to us in July 2025.
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
Government grants related to income are recognized as grant revenue or a component of other income, net on a systematic basis over the periods in which we recognize as expenses, the related costs for which the grants are intended to compensate. Based on our assessment of the U.S. Government Defense Innovation Unit (“DIU”) contract initially awarded to us in July 2025, which was subsequently amended to increase the contract amount to $18.1 million, we determined which milestones related to assets. The remaining milestones were assessed as related to income and, for the three and nine months ended September 30, 2026, we recorded $0.5 million and $1.9 million within other income, net on our condensed consolidated statements of operations and as of September 30, 2026, we recorded $0.5 million in accounts receivable on our condensed consolidated balance sheet.
Government grants related to assets are presented by deducting the grant from the carrying value of the asset. However, when grant milestones are achieved prior to the acquisition of the related asset, the amounts received are recorded as deferred income until the corresponding assets are acquired. As of September 30, 2026, $2.7 million related to government grants was recognized as deferred grants on our condensed consolidated balance sheet.
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
Recent Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued Accounting Standards Update 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance for the recognition, measurement, and presentation of government grants received by business entities. Prior to this, US GAAP did not explicitly address accounting for such grants. The guidance applies to transfers of monetary or tangible nonmonetary assets (e.g., cash, land, or buildings) from a government. It explicitly excludes income taxes (ASC 740), below-market interest rate loans, and government guarantees. For public business entities, the standard is effective for fiscal years beginning after December 15, 2028. Early adoption is permitted. Companies may adopt the guidance using a modified prospective, modified retrospective, or full retrospective transition method. We are currently evaluating the impact of this new guidance on our consolidated financial statements and related disclosures.
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue from customers:
Sale of battery products	$39,145	$21,026	$101,513	$46,552
Customization design services	—	—	—	325
Other revenue – government grants	—	400	200	900
Total revenue	$39,145	$21,426	$101,713	$47,777
Revenue from the sale of battery products may include bill-and-hold arrangements. We had no revenue from bill and hold arrangements during the three months ended September 30, 2026 and $5.8 million during the nine months ended September 30, 2026, and $4.5 million and $16.0 million during the three and nine months ended September 30, 2025, respectively.
Contract Balances
The timing of revenue recognition, billings and cash collections can result in accounts receivable, contract assets recorded as unbilled receivables, and contract liabilities recorded as deferred revenue.
Accounts receivable represents our right to consideration that is unconditional. A right to consideration is unconditional if only the passage of time is required before payment of that consideration is due. Accounts receivable was $45.9 million, $23.7 million and $5.6 million as of September 30, 2026, December 31, 2025 and December 31, 2024, respectively.
Contract assets primarily relate to the rights to consideration for progress on contractual requirements performed but not billed at the reporting date. The contract assets are transferred to accounts receivable when the rights become unconditional. We had no contract assets as of both September 30, 2026 and December 31, 2025.
Contract liabilities consist primarily of deferred revenue, which is the amount of progress payments received or billed in advance of revenue recognition. Deferred revenue is subsequently recognized as revenue when the performance obligation is satisfied. Deferred revenue was $0.1 million, $0.1 million and $1.6 million as of September 30, 2026, December 31, 2025 and December 31, 2024, respectively. Deferred revenue balances fluctuate due to timing of the billings made versus revenue being recognized upon transfer of control. During the three and nine months ended September 30, 2026, revenue recognized from the prior year deferred revenue balance was de minimis and $0.1 million, respectively. During the three and nine months ended September 30, 2025, revenue recognized from the prior year deferred revenue balance was $0.3 million and $1.4 million, respectively.

Remaining Performance Obligations
We have performance obligations associated with commitments in customer contracts for future services that have not yet been recognized as revenue. As of September 30, 2026, the aggregate amount of the transaction price allocated to the remaining performance obligations that were unsatisfied or partially unsatisfied, including deferred revenue and government grants, was approximately $46.0 million. Given the applicable contract terms, we expect all of the remaining performance obligations to be recognized as revenue within one year. This amount does not include contracts to which the customer is not committed. The estimated timing of the recognition of remaining unsatisfied performance obligations is subject to change and is affected by changes to scope, changes in timing of delivery of products and services, or contract modifications.
Note 4. Inventories
Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$350	$404
Work in process	67	353
Finished goods	15,473	5,978
Inventories	$15,890	$6,735
Note 5. Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Production equipment	$3,073	$2,839
Lab equipment	1,032	1,032
Leasehold improvements	11,050	11,163
Furniture, fixtures and other equipment	219	219
Construction in progress	13,047	4,340
Property, plant and equipment, at cost	28,421	19,593
Less: accumulated depreciation and amortization	(12,179)	(9,913)
Property, plant and equipment, net	16,242	9,680
Construction in progress consists primarily of production and other equipment that have not been placed in service as of September 30, 2026 and December 31, 2025.
Depreciation and amortization expense was $0.8 million and $2.3 million during the three and nine months ended September 30, 2026, and $1.2 million and $3.1 million during the three and nine months ended September 30, 2025, respectively.
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

Note 6. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued purchases of finished goods for resale	$10,132	$11
Accrued compensation and benefits	3,342	3,181
Accrued freight	1,085	9
Accrued purchases of property and equipment	407	—
Accrued professional fees	390	242
Other	833	223
Total accrued and other current liabilities	$16,189	$3,666
Note 7. Stockholders’ Equity
Common Stock and Preferred Stock
As of September 30, 2026, we had a total of 1,000,000,000 shares of stock authorized to be issued, of which 950,000,000 shares are designated as common stock, $0.0001 par value per share, and 50,000,000 shares are designated as preferred stock, $0.0001 par value per share. Holders of common stock are entitled to one vote for each share held and entitled to receive dividends when and if declared by the board of directors. We have not declared any dividends through September 30, 2026.
Equity Incentive Plans
As of September 30, 2026, our Equity Incentive Plans consisted of the following: (i) the 2022 Equity Incentive Plan (the “2022 Plan”), (ii) the 2016 Equity Incentive Plan (the “2016 Plan”) and (iii) Amprius, Inc.’s (“Amprius Holdings”) 2008 Stock Plan and Second Equity Incentive Plan (the “Amprius Holdings Plans”), which we assumed from Amprius Holdings on October 23, 2024, collectively referred herein as “Equity Incentive Plans.”
2022 Plan. The 2022 Plan was adopted effective September 14, 2022. The 2022 Plan authorizes awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), or performance awards and may be granted to directors, employees or consultants. As of September 30, 2026, the total number of shares reserved for issuance, including shares issuable upon vesting of outstanding RSUs, under the 2022 Plan was 26,900,744. Such number of shares also include the annual increase in shares reserved pursuant to the evergreen provisions contained in the 2022 Plan and the number of shares from equity awards under the 2016 Plan that were cancelled, expired or otherwise terminated without having been exercised in full, were tendered to or withheld for payment of an exercise price or for tax withholding obligations, or were forfeited to or repurchased due to failure to vest. The number of shares available for issuance under the 2022 Plan may be increased annually at the beginning of the fiscal year, subject to certain limitations.
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
As of September 30, 2026, all grants made under our Equity Incentive Plans had been stock options or RSUs.
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

As of September 30, 2026, the total unrecognized stock-based compensation expense related to the unvested stock options was approximately $0.1 million, which we expect to recognize over a weighted-average period of 0.2 years.
RSUs
The fair value of RSUs is determined based upon the market closing price of our common stock on the date of grant. RSUs generally vest over a period of approximately four years from the date of grant, subject to the continued employment or services of the grantee.
As of September 30, 2026, the total unrecognized stock-based compensation expense related to the unvested RSUs was approximately $22.7 million, which we expect to recognize over a weighted-average period of 2.9 years.
Employee Stock Purchase Plan (“ESPP”)
As of September 30, 2026, there were no offerings established under the ESPP. We adopted the ESPP effective September 14, 2022. As of September 30, 2026, the total number of shares reserved for issuance was 5,238,832, which number may be increased annually at the beginning of the fiscal year, subject to certain limitations. The ESPP is intended to qualify under Section 423 of the Internal Revenue Code of 1986 (as amended) and will provide eligible employees an opportunity to purchase our common stock at a discount through payroll deductions. Under the ESPP, we may specify offering periods, provided that no offering period will have a duration exceeding 27 months. The purchase price per share is equal to 85% of the fair market value of our common stock on the (i) offering date or (ii) purchase date, whichever is lower.
Common Stock Warrants
Shown below is a summary of our outstanding stock warrants:

	Public Warrants	Private Warrants	PIPE Warrants	Total
Outstanding, December 31, 2025	16,492,472	300,000	2,052,500	18,844,972
Exercise for cash	(33,055)	(160,000)	(1,048,900)	(1,241,955)
Noncash exercise in exchange for shares of common stock	(7,128,458)	—	—	(7,128,458)
Outstanding, September 30, 2026	9,330,959	140,000	1,003,600	10,474,559
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
During the quarter ended June 30, 2026, we entered into agreements with certain institutional holders of our unexercised public warrants to exchange such public warrants, on a cashless basis, for shares of our common stock. Based on the exchange ratio provided for in the agreements, we issued 2,726,631 shares in exchange for 7,128,458 public warrants. This cashless tender offer was treated as a modification of the public warrants, which resulted in an increase in the public warrants’ fair value of approximately $1.9 million. The incremental fair value of the modified public warrants, which are classified as equity, was presented as an increase in additional paid-in capital on our condensed consolidated statements of stockholders’ equity. In addition, the incremental fair value is treated as a noncash deemed dividend and is presented as a reduction in additional paid-in capital, instead of a reduction in retained earnings due to our accumulated deficit position. This resulted in a net zero effect on our condensed consolidated statements of stockholders’ equity.
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
At Market Issuance Sales Agreement (“Sales Agreement”)
On October 2, 2023, we entered into the Sales Agreement with the Sales Agents, pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million. During the nine months ended September 30, 2025, we sold shares of our common stock under the Sales Agreement resulting in aggregate gross proceeds of approximately $18.7 million, offset by related commissions and transaction fees of approximately $0.5 million. As of December 31, 2025, the $100.0 million aggregate offering capacity under the Sales Agreement was utilized and the agreement has been terminated following the sales of all shares thereunder.
Stock-Based Compensation
Stock-based compensation from stock options and RSUs under our Equity Incentive Plans were included in the following lines in the accompanying condensed consolidated statements of operations during the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of revenue	$46	$89	$263	$549
Research and development	588	315	1,422	882
Selling, general and administrative	1,838	1,359	5,386	4,060
Total stock-based compensation expense	$2,472	$1,763	$7,071	$5,491
Note 8. Income Taxes
We have no income tax expense as a result of the continued generation of net operating losses (“NOLs”), offset by a full valuation allowance recorded on such NOLs as we determined it is not more-likely-than-not that our NOLs will be utilized.
Note 9. Leases
As of September 30, 2026, we had a non-cancelable operating lease for our corporate headquarters and manufacturing facilities located in Fremont, California. On August 7, 2026, we entered into an amendment to the Fremont lease agreement, pursuant to which the lease of the current premises was extended through June 2034. Accounting for the amendment resulted in remeasurement of the lease liability and right-of-use asset using our incremental borrowing rate at August 7, 2026, the lease amendment date. As a result, during the three and nine months ended September 30, 2026, we recorded a net non-cash increase of $0.8 million to right-of-use assets and lease liabilities resulting from lease remeasurements associated with the lease modification.
On January 30, 2026, we entered into an agreement with the lessor to terminate the operating lease for our Brighton, Colorado facility, in exchange for a one-time payment of $20.0 million. To account for the effect of the lease termination on our results of operations during the nine months ended September 30, 2026, we derecognized the related lease liability of $33.2 million and the remaining right‑of‑use asset of $13.4 million, and recorded a net loss on lease termination of approximately $0.2 million. Our operating lease does not contain any material residual value guarantees.
We had no leases that were classified as finance leases as of September 30, 2026 and December 31, 2025.

The components of lease expense during the three and nine months ended September 30, 2026 and 2025 are shown in the table below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease expense	$319	$1,286	$1,248	$3,857
Variable lease expense	168	722	897	2,196
Short-term lease expense	34	27	96	79
Total lease expense	$521	$2,035	$2,241	$6,132
Other information about our operating leases during the nine months ended September 30, 2026 and 2025 are shown in the table below (amounts in thousands):

	Nine months ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities including termination of a lease	$21,195	$2,579
Weighted-average remaining lease term	7.7 years	12.8 years
Weighted-average discount rate	11.1%	9.5%
Future operating lease payments as of September 30, 2026 are as follows (in thousands):

Year ending December 31:	Amount
Remainder of 2026	$305
2027	1,249
2028	1,275
2029	1,314
2030	1,353
2031	1,364
Thereafter	3,587
Total lease payments, net of tenant improvement allowance	10,447
Less - present value adjustments	(3,368)
Total operating lease liabilities	$7,079
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

Note 11. Net Loss Per Share
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(3,499)	$(3,892)	$(11,699)	$(19,633)
Add - increase in net loss due to the increase in fair value of modified stock warrants	—	—	(1,921)	—
Net loss attributable to common stockholders	$(3,499)	$(3,892)	$(13,620)	$(19,633)
Denominator:
Weighted-average number of common shares outstanding	146,332,565	126,630,085	142,283,973	122,137,964
Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.10)	$(0.16)
In the nine month period ended September 30, 2026, the amount of net loss was adjusted by the amount of the incremental fair value of the modified stock warrants described in Note 7 above.
The following table summarizes the outstanding shares of potentially dilutive securities that were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	September 30,
	2026	2025
Stock warrants	10,474,559	19,044,972
Stock options	6,499,889	14,811,944
RSUs	4,346,050	5,204,008
Total	21,320,498	39,060,924
Note 12. Related Parties
Warrants redemption
During the quarter ended June 30, 2026, a fund managed by a member of the Board exercised 100,000 PIPE warrants for cash in exchange for the issuance of an aggregate of 100,000 shares of common stock, for which we received net proceeds of $1.3 million. The proceeds were recorded within additional paid-in capital as of September 30, 2026.

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
Currently, our batteries are primarily used for existing and emerging aviation applications, including unmanned aerial systems or “UAS”, such as drones and high-altitude pseudo satellites or “HAPS”. We believe our proprietary technology has the potential for broad application in electric mobility. Our batteries and their performance specifications have been tested and validated for application by various customers, including our longtime partners such as AALTO Airbus, AeroVironment, BAE Systems, Kraus Hamdani Aerospace, Nokia Drone Networks, Nordic Wing, Teledyne FLIR and the U.S. Army. Both our total customer engagements and reorders from current customers continue to grow enabling mission critical applications. Our proprietary silicon anode structures, battery cell designs and manufacturing processes are protected by our portfolio of patents, trade secrets and know-how developed over 15 years of research and development.
Our SiCore batteries were developed in collaboration with Berzelius. We began limited shipment of SiCore batteries in 2023, which generated a strong demand from our customers. In order to support such demand, we entered into a supply agreement with Berzelius in November 2023 (the “Exclusive Supply Agreement”), which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. In January 2024, we announced the full commercial launch of our SiCore batteries and accelerated engagement with our addressable markets. We entered into manufacturing supply agreements with several global contract manufacturing companies, which provided us an opportunity to rapidly scale production and ship a large volume of SiCore batteries to our customers. As of September 30, 2026, we had access, through Berzelius and our manufacturing supply agreements with our global contract manufacturers, including our participation in a consortium of South Korean companies that contribute capabilities across the lithium-ion battery value chain (the “Amprius Korea Battery Alliance”), to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats.
During 2025, we manufactured our SiMaxx batteries in our facility in Fremont, California. To support increased demand for our SiCore batteries, beginning in December 2025, we are expanding this facility to increase the capacity of our pilot line to 10 MWh and expand our capabilities to support quick turn SiCore customer prototypes. This expansion is accelerated by the DIU contract initially awarded to us in July 2025, which was subsequently amended to increase the contract to $18.1 million.
In April 2023, we entered into a lease agreement to lease approximately 774,000 square feet of premises in Brighton, Colorado. As of December 31, 2025, due to larger industry dynamics, particularly our ability to access global contract manufacturing to rapidly service the demand from our customers, we recorded $19.1 million in impairment charges to the associated right-of-use asset and construction-in-progress to reflect our intention to terminate the lease of the Brighton facility. On January 30, 2026, we entered into an agreement with the lessor to terminate this lease in exchange for a one-time payment of $20.0 million. During the nine months ended September 30, 2026, we also derecognized the related lease liability of $33.2 million and the remaining right‑of‑use asset of $13.4 million, and recorded a net loss on lease termination of approximately $0.2 million. We believe that our outsource contract manufacturing strategy enables rapid capacity expansion with minimal capital investment.

Sales Agreement
On October 2, 2023, we entered into the Sales Agreement with B. Riley Securities, Inc., Cantor Fitzgerald & Co. and H.C. Wainwright & Co., LLC, as sales agents (collectively, the “Sales Agents”), pursuant to which we may offer and sell, from time to time, through or to any Sales Agent, shares of our common stock with an aggregate offering price of not more than $100.0 million, as described in the prospectus supplement dated October 10, 2023, filed with the Securities and Exchange Commission (the “SEC”). During the nine months ended September 30, 2025, we sold shares of our common stock under the Sales Agreement resulting in aggregate net proceeds of approximately $18.2 million. On December 4, 2025, we completed the sale of shares of our common stock available under the Sales Agreement. As of December 31, 2025, the $100.0 million aggregate offering capacity under the Sales Agreement was utilized and the agreement has been terminated following the sales of all shares thereunder.
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
Establishing Global Network of Contract Manufacturing Partnerships
As of September 30, 2026, we produce SiCore batteries by leveraging Berzelius’ existing production line and through our manufacturing supply agreements with global contract manufacturers, including our participation in the Amprius Korea Battery Alliance. In order to meet the increased demand for our SiCore batteries, we plan to expand our global network of contract manufacturing partnerships in the future. Some of the challenges that we may encounter when we enter into a manufacturing supply arrangement include, among others, supply chain risks, risk of losing control over the manufacturing process of our SiCore batteries, which could lead to quality control issues, delay in production, increase in production costs, and non-compliance with our established standards. In addition, we may encounter a risk of losing control of some of our intellectual property. While we plan to set up business processes, including adding oversight and quality control procedures, in order to manage our contract manufacturing supply arrangements, there can be no assurance that such processes will be effective. As of September 30, 2026, we had access, through our manufacturing supply agreements with our global contract manufacturers including the Amprius Korea Battery Alliance, to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats. These agreements provide us an opportunity to scale production and ship a large volume of SiCore batteries to our customers. In addition, if we partner with other contract manufacturers in the future, we plan to select large, experienced and reputable contract manufacturing companies.
Establishing Manufacturing Capacity
As of September 30, 2026, we had access to annual production exceeding 2.0 GWh of SiCore batteries in pouch, cylindrical and prismatic formats through our existing manufacturing supply agreements with our global contract manufacturers, including the Amprius Korea Battery Alliance. During 2025, we manufactured our SiMaxx batteries in our facility in Fremont, California. To support increased demand of our SiCore batteries, as of December 2025 and going forward throughout 2026, we are expanding this facility to increase the capacity of our pilot line to 10 MWh and expand our capabilities to support quick turn SiCore customer prototypes. This expansion is accelerated by our contract with the DIU.
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
On September 23, 2026, the Company entered into an Other Transaction Agreement (the “Agreement”) with the United States of America (the “U.S. Government”) for a project (“Project acCELLerate”), providing for an award of up to $75 million through the Department of War’s Industrial Base Analysis and Sustainment (“IBAS”) program, which funds domestic manufacturing capabilities critical to national defense. The primary objective of this award is to establish high-volume, commercially viable U.S. manufacturing for advanced battery systems that power unmanned aerial systems - Group 1, 2, and 3 drones. Amprius plans to use the funds to reconfigure an existing U.S.-based electric vehicle battery production line, currently anticipated to be operated by a major South Korean manufacturer. At completion, expected in 2028, the line is expected to have the capacity to produce 12 million Amprius cells annually. These cells are intended to meet the domestic sourcing requirements of the NDAA. The conversion project is expected to cost approximately $100 million, including in-kind investments from Amprius and our South Korean partner.
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
We are not currently producing batteries for electric vehicles (“EVs”). The EV battery industry has a limited number of commercially available batteries that meet their performance specifications. As a result, the EV battery market is fast-growing and highly competitive with many battery competing for market share. To compete in the EV industry, we expect that we will need to significantly reduce our manufacturing costs, develop larger cell formats and increase production volume. One or more of our competitors and potential future entrants may be better capitalized to expand production capacity, may have greater resources to commercialize and have greater access to customers their products and may have greater access to customers.
We expect to continue investing in the development of our battery technology with the goal of expanding commercial production. We continue to develop customized battery solutions and deliver standardized samples (i.e., prototypes) of batteries to industry leading manufacturers as well as to certain federal government agencies. We plan to focus our research and development on the following key areas:
•Further improvements to energy and power density. We are engaged in ongoing development activities to explore different cathode materials, including a conversion cathode, and to optimize our silicon anode and electrolyte formulations, in order to improve the energy and power density of our batteries.
•Improving battery cycle life. We are working to improve cycle life in order to continue to meet the specific needs of our customers and drive adoption of our batteries in new market segments, such as satellites. Our anodes incorporate proprietary materials that have demonstrated the potential to improve cycle life without significantly compromising other performance characteristics such as energy density.
•Developing larger cell form factors. The batteries we develop for our customers are typically 15Ah or less for small unmanned aircraft. As we expand our customer base, we expect to develop larger format batteries for a broader range of electrified mobility applications.
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
Global Risks
Abrupt political change, terrorist activity, and armed conflict, including the conflicts between Ukraine and Russia and in the Middle East has had an adverse impact on the global economy and financial markets. Although our business operations have not been directly impacted by such events to date, our batteries are incorporated into end products that are used by defense industry customers in jurisdictions experiencing military conflict. As a result, any cessation or escalation of such conflicts could limit economic activity in the affected regions or impact our future sales. Conversely, any cessation or de-escalation of these conflicts could alter regional market dynamics and competitive conditions, which may create both opportunities and challenges. For example, while there is risk that a cessation of hostilities could curb demand for our products, due to a decrease of the need for combat zone drones, it is also possible that a cessation of hostilities could result in increased demand for our batteries for use in proactive defense, peace keeping or reconstruction efforts. Furthermore, increased freight charges from our carriers have become more common and are expected to continue into the foreseeable future due to elevated oil prices as a result of the geopolitical tensions in the Middle East. The conflicts in these regions could impact our operations and sales, as well as those of our customers, suppliers and manufacturers, and we are not able to accurately predict the timing, outcome or broader impact to our financial condition and results of operations.
In addition, we face risks related to significant changes in the United States’ trade policy, such as the imposition or plan to impose significant tariffs on certain product categories imported from China and other countries. These countries have taken or may plan to take retaliatory actions, including imposing additional tariffs on their importation of a wide range of products from the United States or export controls, either of which could potentially lead to adverse impacts on global trade and potentially limit our ability to access certain markets or source key materials, further disrupting our supply chain or increasing our costs. For example, recent regulatory developments in China have introduced new export controls on certain lithium-ion batteries, the materials used in their production, and related manufacturing equipment and technologies. Enforcement of these export controls has been suspended until at least January 2027, pending the outcome of further negotiations between the United States and China. The Chinese Ministry of Commerce announced the suspension in November 2026 and the timing of when these export controls will be implemented, if at all, remains uncertain. These measures, if they are enforced, could affect our partners and suppliers, disrupt our supply chain, increase costs, or require us to diversify our supply chain.
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
Cost of Revenue
Cost of revenue, which includes the cost of finished goods sold and the cost of customization design services, are comprised primarily of purchase costs of SiCore batteries from Berzelius and our global contract manufacturing partners, costs of raw materials, labor costs, and allocation of overhead costs incurred in producing SiMaxx batteries or in performing the customization design services. Labor costs consist of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense. Overhead and other costs consist primarily of outside services, utilities, rent, depreciation expense and other facilities-related costs. Costs related to batteries and design services are recognized in the same period as the associated revenue is recognized. In addition, we include under cost of revenue certain non-capitalizable expenses incurred during the preliminary stage of our plan to construct a GWh-scale manufacturing facility in Brighton, Colorado, such as re-zoning costs and engineering studies as well as rent and other ongoing facilities-related costs. Such costs were incurred in the nine months ended September 30, 2026, and will not recur as we agreed to terminate the lease on the Brighton, Colorado facility on January 30, 2026. We expect that our cost of revenue will increase for the foreseeable future as we increase the volume of orders for SiCore batteries and scale our business.

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
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses consist mainly of personnel-related expenses such as salaries, employee benefits and stock-based compensation expense of our executive and administrative employees, as well as fees for professional and advisory services such as legal, accounting and audit. Selling, general and administrative expenses also include corporate insurance expense, including directors’ and officers’ insurance costs, and allocation of overhead costs, which include utilities, rent, depreciation expense and other facilities-related costs. While our selling, general and administrative expenses decreased in absolute dollars and as a percentage of sales in the current three-month period, we expect costs to increase for the foreseeable future primarily due to costs for compliance-related requirements resulting from being a public company and investment in additional SG&A personnel to support the growth of our business.
Other Income, Net
Other income, net consists primarily of interest income and government grant income.
Provision for Income Taxes
Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in tax law. We maintain a valuation allowance against the full value of our U.S. federal and state net deferred tax assets because it is not more likely than not that our deferred tax assets will be recoverable.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 to the Three and Nine Months Ended September 30, 2025
The following table summarizes our results of operations during the three and nine months ended September 30, 2026 and 2025 (in thousands, except percentage data):

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Revenue	$39,145	$21,426	$17,719	83%	$101,713	$47,777	$53,936	113%
Cost of revenue	28,630	18,108	10,522	58%	76,178	45,480	30,698	67%
Gross profit (loss)	10,515	3,318	7,197	217%	25,535	2,297	23,238	n.m.
Gross margin	27%	15%			25%	5%
Operating expenses:
Research and development	6,407	2,509	3,898	155%	14,305	6,674	7,631	114%
Selling, general and administrative	8,834	5,501	3,333	61%	26,941	16,799	10,142	60%
Total operating expenses	15,241	8,010	7,231	90%	41,246	23,473	17,773	76%
Loss from operations	(4,726)	(4,692)	(34)	1%	(15,711)	(21,176)	5,465	(26)%
Other income, net	1,227	800	427	53%	4,012	1,543	2,469	160%
Net loss	$(3,499)	$(3,892)	$393	(10)%	$(11,699)	$(19,633)	$7,934	(40)%
Increase in net loss due to warrant modification	—	—	—	n.m.	(1,921)	—	(1,921)	n.m.
Net loss attributable to common stockholders	$(3,499)	$(3,892)	$393	(10)%	$(13,620)	$(19,633)	$6,013	(31)%
Revenue
Revenue increased by $17.7 million, or 83%, to $39.1 million during the three months ended September 30, 2026 from $21.4 million during the same period last year due to a $18.1 million increase in sales of batteries, driven by sales of our SiCore batteries, and the increase in new customers as well as the overall increase in volume of orders from new and existing customers. Non-product revenue was lower as we reported no government grant revenue in the current year period and a $0.4 million in the prior year period.
Revenue increased by $53.9 million, or 113%, to $101.7 million during the nine months ended September 30, 2026 from $47.8 million during the same period last year due to a $55.0 million increase in sales of batteries, driven by sales of our SiCore batteries, and the increase in new customers as well as the overall increase in volume of orders from new and existing customers. Non-product revenue was lower due to a $0.3 million decrease in service revenue and a $0.7 million decrease in government grant revenue.
Cost of Revenue
Cost of revenue increased by $10.5 million, or 58%, to $28.6 million and by $30.7 million, or 67%, to $76.2 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods last year. The increase was primarily due to purchases of SiCore batteries to support the increase in sales discussed above as well as the increase in costs to produce batteries including increases in shipping and handling costs, and other overhead-related costs, offset by a decrease in personnel-related costs and other costs incurred for the Brighton, Colorado facility, with one month of costs, or $0.5 million, in the current year period down from nine months of costs, or $5.0 million, in the prior year period.

Gross Profit
Gross profit increased by $7.2 million, or 217%, to $10.5 million and by $23.2 million to $25.5 million, during the three and nine months ended September 30, 2026, respectively, compared to the same periods last year primarily due to higher sales volume of SiCore batteries, as well as product mix.
Research and Development (“R&D”) Expense
Research and development expense increased by $3.9 million, or 155%, to $6.4 million, during the three months ended September 30, 2026, compared to the same period last year primarily due to higher personnel-related costs of $1.4 million, including stock-based compensation expense, from the increase in R&D headcount, higher professional service expenses of $1.2 million, and a $1.3 million increase in other R&D costs.
Research and development expense increased by $7.6 million, or 114%, to $14.3 million during the nine months ended September 30, 2026, compared to the same period last year. The increase was primarily driven by higher personnel-related costs, including stock-based compensation expense, resulting from the increase in R&D headcount. Increased professional services expenses and other R&D costs also contributed, reflecting the scope of our development activities.
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $3.3 million, or 61%, to $8.8 million during the three months ended September 30, 2026, primarily due to a $1.5 million increase in personnel-related costs including stock-based compensation expense related to the hiring of additional personnel, as well as a $0.3 million increase in professional fees. Also, other administrative costs increased $1.5 million primarily reflecting our marketing efforts to support the growth of our business.
Selling, general and administrative expense increased by $10.1 million, or 60%, to $26.9 million during the nine months ended September 30, 2026, compared to the same period last year. The increase was primarily driven by higher personnel-related costs, including stock-based compensation expense, associated with additional hiring to support the growth of our business. Higher professional fees and other administrative costs also contributed.
Other Income, Net
Other income, net, increased by $0.4 million and by $2.5 million during the three and nine months ended September 30, 2026, respectively, compared to the same periods last year. The net increase was primarily due to an increase in government grant income for the three and nine months ended September 30, 2026 of $0.5 million and $1.9 million, respectively.
Increase in net loss due to warrant modification
During the quarter ended June 30, 2026, we entered into agreements with certain institutional holders of our unexercised public warrants to exchange such public warrants, on a cashless basis, for shares of our common stock. Based on the exchange ratio provided for in the agreements, we issued 2,726,631 shares in exchange for 7,128,458 public warrants. This cashless tender offer was treated as a modification of the public warrants, which resulted in a $1.9 million increase in the net loss attributable to common stockholders in the statement of operations for the nine months ended September 30, 2026. Please refer to Note 7 to our condensed consolidated financial statements for additional information about our warrant exchange.
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
During the three and nine months ended September 30, 2026 and 2025, we have no debt and have financed our operations primarily through revenue generated from operations and proceeds from the issuance of shares of our common stock. We expect to rely on our cash and cash equivalents, which was $60.7 million as of September 30, 2026, and revenue that we expect to generate from operations to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date our financial statements included in this Quarterly Report on Form 10-Q are issued.
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
During the quarter ended June 30, 2026, we entered into agreements with certain institutional holders of our public warrants, each of which is exercisable to purchase one share of common stock of the Company, par value $0.0001 per share at an exercise price of $11.50 per public warrant, to exchange such public warrants for shares of common stock. Based on the exchange ratio provided for in the agreements, we issued 2,726,631 shares in exchange for 7,128,458 public warrants.
We may also receive additional cash from our outstanding stock warrants if those stock warrants are exercised for cash. As of September 30, 2026, we had a total of 9,330,959 public warrants, 140,000 private warrants and 1,003,600 PIPE warrants outstanding. The exercise price of our public warrants and private warrants is $11.50 per warrant, and the exercise price of the PIPE warrants is $12.50 per warrant, although we have, and, in certain cases, together with the warrant agent have, the ability to amend the applicable warrant agreement to reduce the exercise price, including to a price that is below the trading price of our common stock at that time. We believe that the likelihood that warrant holders will exercise the warrants and any cash proceeds that we would receive is dependent upon market conditions.
Our ability to become profitable is dependent upon future events, including obtaining adequate financing to fund our business plan, optimizing our manufacturing capacity, obtaining adequate supplier relationships, building our customer base, successfully executing our business and marketing strategy and hiring appropriate personnel.
We have incurred net losses to date. We expect our working capital requirements may increase materially in the near future as we scale our business, which could result in additional net losses. During the three and nine months ended September 30, 2026, our net loss was $3.5 million and $11.7 million, respectively. We expect that the additional net losses in the future could be attributed to an increase in our operating expenses as we increase our headcount and incur costs to continue developing new products and other R&D initiatives.
Our capital expenditure requirements have increased and may increase materially as we build out our 10 MWh manufacturing pilot line in Fremont, California, though this expansion is partially funded with support from the DIU through a contract initially awarded to us in July 2025, which was subsequently amended to increase the contract amount to $18.1 million.
As of September 30, 2026, our contractual obligations consisted primarily of a non-cancellable operating lease agreement for our corporate headquarters and manufacturing facility in Fremont, California. As of September 30, 2026, the total future minimum lease payable, net of tenant improvement allowance, over the remaining weighted-average lease term of 7.7 years was approximately $10.4 million. Approximately $1.2 million of which is payable over the next twelve months. Please refer to Note 9 to our condensed consolidated financial statements for additional information about our leases.
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

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods presented (in thousands):

	Nine months ended September 30,		Change
	2026	2025	$
Net cash used in operating activities	$(47,964)	$(27,637)	$(20,327)
Net cash used in investing activities	$(7,624)	$(2,043)	$(5,581)
Net cash provided by financing activities	$25,477	$47,952	$(22,475)
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
Net cash used in operating activities increased to $48.0 million during the nine months ended September 30, 2026 from $27.6 million during the same period last year primarily due to the $20.0 million lease termination payment for our Brighton, Colorado facility (refer to Note 9 for additional information) paid in the fiscal first quarter of 2026, as well as timing of cash received from our customers for the sale of SiCore batteries and paying our suppliers and other creditors, and higher working capital requirements, including cash outflows associated with increased inventory levels during the period.
Net Cash Used in Investing Activities
Our primary use of cash in investing activities is for purchases of property, plant and equipment.
Net cash used in investing activities increased to $7.6 million during the nine months ended September 30, 2026 from $2.0 million during the same period last year primarily due to equipment purchases and the construction of leasehold improvements in our manufacturing facility at Fremont, California in connection with our planned expansion.
Net Cash Provided by Financing Activities
Our primary source of cash provided by financing activities consists of proceeds from the exercise and exchange of warrants and the exercise of stock options. Our cash usage for financing activities consists primarily of payments related to the issuance of common stock.
Net cash provided by financing activities decreased to $25.5 million during the nine months ended September 30, 2026 from $48.0 million during the same period last year. Our primary sources of cash from financing activities for the nine months ended September 30, 2026 consisted of the net proceeds from the exercise of stock options and stock warrants, and for the nine months ended September 30, 2025, consisted of the net proceeds from the issuance of common stock under the Sales Agreement and from the exercise of stock options.
Related Party and Other Transactions
Dr. Kang Sun, our former Chief Executive Officer and our current director, serves as a member of the board of directors of Berzelius and its holding company. As of September 30, 2026 and December 31, 2025, Dr. Sun and our company had no direct or indirect controlling interest in Berzelius and its affiliates and, similarly, Berzelius and its affiliates had no direct or indirect controlling interest in our company. We developed our SiCore batteries through our collaboration with Berzelius. In November 2023, we entered into the Exclusive Supply Agreement with Berzelius, which gives us exclusive rights to purchase its proprietary silicon anode materials in the United States, Canada and Mexico. We purchased, and may continue to purchase, SiCore batteries and raw materials for our SiMaxx battery production and R&D activities from Berzelius. As of September 30, 2026, we had no purchase commitments with Berzelius.
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
There have been no changes to our critical accounting estimates during the nine months ended September 30, 2026.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our CEO and our Chief Financial Officer (“CFO”), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors

Other than as noted below, there have been no material changes to our Risk Factors presented in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risks discussed below and in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.
Risks Related to Export Controls
Recent regulatory developments in China have introduced new export controls on certain lithium-ion batteries, the materials used in their production, and related manufacturing equipment and technologies. Enforcement of these export controls has been suspended until at least January 2027, pending the outcome of further negotiations between the United States and China. The Chinese Ministry of Commerce announced the suspension in November 2026. There can be no assurance that the suspension of the enforcement of these export controls will be further extended and the timing of when these export controls will be implemented, if at all, remains uncertain. These measures, if they are enforced, could affect our partners and suppliers, limit our access to certain markets or key source materials, disrupt our supply chain, or require us to diversify our supply chain, and increase our costs. Any such disruption could impair our ability to manufacture and deliver our products on a timely basis, which could materially impact our revenue and adversely affect our business, financial condition, results of operations and prospects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Plans
On August 10, 2026, Ricardo C. Rodriguez, our Chief Financial Officer, adopted a trading plan that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (a “Rule 10b5-1 Plan”). Mr. Rodriguez’s Rule 10b5-1 Plan provides for the potential sale of up to 165,625 shares of our common stock, less any shares withheld or sold to cover tax withholding obligations when the underlying restricted stock units vest and settle. Mr. Rodriguez’s Rule 10b5-1 Plan expires on December 31, 2027.
On August 18, 2026, Thomas M. Stepien, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 Plan providing for the potential sale of up to 234,375 shares of our common stock, less any shares withheld or sold to cover tax withholding obligations when the underlying restricted stock units vest and settle. Mr. Stepien’s Rule 10b5-1 Plan expires on November 23, 2027.

Except as described above, during the quarter ended September June 30, 2026, no director or officer (as defined in Rule 16a-1(f)) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	September 16, 2022
3.2	Amended and Restated Bylaws of Amprius Technologies, Inc.	Form 8-K	File No. 001-41314	3.1	March 23, 2023
4.1	Specimen Common Stock Certificate	Form 8-K	File No. 001-41314	4.1	September 16, 2022
10.1	Agreement between the United States of America and Amprius Technologies Inc., dated September 23, 2026	Form 8-K	File No. 001-41314	10.1	September 28, 2026
10.2	Second Amendment to Industrial Lease Agreement by and between Amprius Technologies, Inc. and Los Altos Fields, LLC, dated August 7, 2026	Form 8-K	File No. 001-41314	10.1	August 13, 2026
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
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

AMPRIUS TECHNOLOGIES, INC.:

November 11, 2026	By:	/s/ Thomas M. Stepien
(Date)		Thomas M. Stepien
Chief Executive Officer
(Principal Executive Officer)

November 11, 2026	By:	/s/ Ricardo C. Rodriguez
(Date)		Ricardo C. Rodriguez
Chief Financial Officer
(Principal Financial and Accounting Officer)